Form 10-Q
period 2021-06-30
European Biotech Acquisition Corp.
filed 2021-08-18
CIK 1841258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
the Exchange Act).    Yes  ☒    No  ☐
As of August
1
8
, 2021, 13,209,880 shares of Class A ordinary shares, par value $0.0001, and 3,188,696 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

EUROPEAN BIOTECH ACQUISITION CORP.
Quarterly Report on
Form 10-Q
For the Period from January 8, 2021 (Inception) through June 30, 2021

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	2
	Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the Period from January 8, 2021 (Inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended June 30, 2021 and for the Period from January 8, 2021 (Inception) through June 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the Period from January 8, 2021 (Inception) through June 30, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
PART III. SIGNATURES

1

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED BALANCE SHEET
JUNE 30, 2021 (UNAUDITED)

Assets
Current assets:
Cash	$1,249,924
Prepaid expenses	181,980

Total current assets	1,431,904
Investments held in Trust Account	127,551,953

Total Assets	$128,983,857

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$96,500
Accrued expenses	128,957

Total current liabilities	225,457
Derivative warrant liabilities	4,183,130
Deferred underwriting commissions	4,464,174

Total liabilities	8,872,761

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 11,511,109 shares subject to possible redemption at $10.00 per share	115,111,090
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,698,771 shares issued and outstanding (excluding 11,511,109 shares subject to possible redemption)	170
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,188,696 shares issued and outstanding	319
Additional paid-in capital	4,271,153
Retained ear nings	728,364

Total shareholders’ equity	5,000,006

Total Liabilities and Shareholders’ Equity	$128,983,857

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Period from January 8, 2021 (Inception) through June 30, 2021
General and administrative expenses	$134,810	$224,660
General and administrative expenses - related party	60,000	80,000

Loss from operations	$(194,810)	$(304,660)
Other income (expense)
Change in fair value of derivative warrant liabilities	680,290	1,343,760
Income from investments held in trust	4,110	4,110
Offering costs associated with derivative warrant liabilities	(16,066)	(314,846)

Net income	$473,524	$728,364

Weighted average shares outstanding of Class A common stock subject to possible redemption , basic and diluted	9,335,531	10,827,936

Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	2,766,467	4,297,831

Basic and diluted net income per share, non-redeemable common stock	$0.17	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	earnings	Equity

Balance - January 8, 2021 (inception)	—	$ —	—	$ —	$ —	$ —	$ —
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	12,000,000	1,200	—	—	114,958,800	—	114,960,000
Sale of units in private placement, less allocation to derivative warrant liabilities, gross	440,000	44	—	—	4,210,756	—	4,210,800
Offering costs	—	—	—	—	(6,815,113)	—	(6,815,113)
Shares subject to possible redemption	(10,763,552)	(1,076)	—	—	(107,634,444)	—	(107,635,520)
Net income	—	—	—	—	—	254,840	254,840

Balance - March 31, 2021 (unaudited)	1,676,448	168	3,450,000	345	4,744,654	254,840	5,000,007
Forfeiture of Class B ordinary shares	—	—	(261,304)	(26)	26	—	—
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross (over-allotment)	754,784	75	—	—	7,255,915	—	7,255,990
Sale of units in private placement, less allocation to derivative warrant liabilities, gross (over-allotment)	15,096	2	—	—	145,118	—	145,120
Offering costs	—	—	—	—	(399,065)		(399,065)
Shares subject to possible redemption	(747,557)	(75)	—	—	(7,475,495)	—	(7,475,570)
Net income	—	—	—	—	—	473,524	473,524

Balance - June 30, 2021 (unaudited)	1,698,771	$170	3,188,696	$319	$4,271,153	$728,364	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)

Cash Flows from Operating Activities:
Net income	$728,364
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	314,846
Change in fair value of derivative liabilities	(1,343,760)
Income from investments held in the Trust Account	(4,110)
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Changes in operating assets and liabilities:
Prepaid expenses	(181,980)
Accounts payable	81,500
Accrued expenses	32,954

Net cash used in operating activities	(347,186)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(127,547,843)

Net cash used in investing activities	(127,547,843)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	127,547,840
Proceeds received from private placement	4,545,118
Repayment of note payable to related parties	(37,806)
Offering costs paid	(2,910,199)

Net cash provided by financing activities	129,144,953

Net increase in cash	1,249,924
Cash - beginning of the period	—

Cash - ending of the period	$1,249,924

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$96,003
Offering costs included in accounts payable	$15,000
Offering costs paid by Sponsor under promissory note	$37,806
Deferred underwriting commissions	$4,464,174
Initial value of Class A ordinary shares subject to possible redemption	$112,260,760
Change in value of Class A common shares subject to possible redemption	$2,850,330
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is LSP Sponsor EBAC B.V., a Dutch limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 15, 2021. On March 18, 2021, the Company consummated its Initial Public Offering of 12,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, which generated gross proceeds of $120.0 million, and incurring offering costs of approximately $7.1 million, of which $4.2 million was for deferred underwriting commissions (see Note 4). The Company granted the underwriter a
45-day
option to purchase up to an additional 1,800,000 Units at the Initial Public Offering price to cover over-allotments, if any. On May 3, 2021, the Company issued 754,784 Over-Allotment Units resulting in total gross proceeds of approximately $7.5 million.
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
Upon the closing of the Initial Public Offering and the Private Placement, approximately $120.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In addition, the Sponsor and certain investors have advanced an aggregate amount of approximately $360,000 into the Trust Account to cover for the over-allotment option, if exercised. If the over-allotment option is not exercised, the excess funds will be returned to such related parties. Upon partial exercise of the over-allotment, on May 4, 2021, the Company returned excess cash of $209,040 to the related parties
, and placed the net proceeds of $7.4 million in the Trust Account.
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
The Company will provide the holders (the “Public Shareholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination.
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
The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from January 8, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 17, 2021.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, the Company did not have any cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and cash held in Trust Account. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of mutual funds, the investments are recognized at fair value. Trading securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the condensed balance sheet.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
at the end of each reporting period.
The 4,251,595 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 151,699 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model
 (see Note 8)
.

For periods
subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. And since the Private Placement Warrants have substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant
.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 11,511,109 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Non-redeemable
ordinary shares include Founder Shares (as defined below) and non-redeemable
shares of Class A ordinary shares, which have been classified as non-redeemable
as of June 30, 2021, to maintain permanent equity of at least $5,000,001. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.
Non-redeemable
ordinary shares participate in the income or loss on marketable securities based on non-redeemable
Class A ordinary shares’ proportionate interest.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For The Three Months Ended June 30, 2021	For The Period from January 8, 2021 (inception) through June 30, 2021
Class A Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Income from cash held in Trust Account	$3,942	$3,942
Less: Company’s portion available to be withdrawn to pay taxes	(3,942)	(3,942)

Net income attributable	$—	$—
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	9,335,531	10,827,936

Basic and diluted net income per share	$—	$—

Non-Redeemable Ordinary Shares
Numerator: Net Income minus Net Earnings
Net income	$473,524	$728,364
Net income allocable to Class A ordinary shares subject to possible redemption	—	—

Non-redeemable net income	$473,524	$728,364

Denominator: weighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,766,467	4,297,831

Basic and diluted net income per share, Non-redeemable ordinary shares	$0.17	$0.17

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
Each Unit consists of one Class A ordinary share, and
one-third
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). On April 29, 2021, the Underwriters partially exercised the Over-allotment Option to purchase an additional 754,784 units (the “Option Units”). Each Option Unit consists of one Class A Ordinary Share and one-third
of one Warrant. On May 3, 2021, the Company completed the sale of the Option Units to Underwriters for net proceeds of $7,396,883 in the aggregate after deducting the underwriter discount (the “Option Unit Proceeds”). As a result, the Sponsor forfeited 261,304 shares of Class B ordinary shares following the expiration of the unexercised portion of the underwriters’ over-allotment option.
Note 4—Related Party Transactions
Founder Shares
On January 18, 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 2,875,000 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On March 15, 2021, the Company effected a
6-for-5
share split, resulting in an aggregate of 3,450,000 Class B ordinary shares outstanding. Prior to the Initial Public Offering, the Sponsor transferred 25,000 Founder Shares to two of the Company’s independent directors. These 50,000 shares are not subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. The Sponsor agreed to forfeit up to 450,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any Units in the Initial Public Offering) after the Initial Public Offering. On May 3, 2021, the Company issued 754,784 Over-Allotment Units resulting in the forfeiture of 261,304 Class B ordinary shares.
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
Due from Related Parties
On January 18, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $38,000 under the Note. The Company repaid the Note in full on March 22, 2021. Subsequent to the repayment, the facility was no longer available to the Company.
In addition, the Sponsor and certain investors have advanced an aggregate amount of approximately $360,000 into the Trust Account to cover for the over-allotment option, if exercised. If the over-allotment option is not exercised, the excess funds will be returned to such related parties. Upon partial exercise of the over-allotment, on May 4, 2021, the Company returned excess cash of $209,040 to the related parties.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, administrative and support services provided to the Company in the amount of $20,000 per month. During the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021, the Company incurred $60,000 and $80,000 of such fees, which are recognized in general and administrative expenses – related party, in the accompanying unaudited condensed statements of operations.

As of June 30, 2021, there was $80,000 of such fees in accounts payable on the condensed balance sheet.
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
Note 5—Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Units, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $2.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $4.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
On May 3, 2021 the underwriters partially exercised their over-allotment option. As a result, the underwriters were entitled to an underwriting discount of approximately $151,000, which was paid upon closing of the over-allotment. In addition, $264,000 will be payable to the underwriters for deferred underwriting commissions. Upon partial exercise of the over-allotment, on May 4, 2021, the Company returned excess cash of $209,040 to the related parties.
Note 6—Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 1,698,771 Class A ordinary shares issued and outstanding, excluding 11,511,109 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares—
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, the Company had 3,188,696 Class B ordinary shares issued and outstanding (See Note 4).
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
Note 7—Derivative Warrant Liabilities
As of June 30, 2021, the Company had 4,251,595 Public Warrants and the 151,699 Private Placement Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
day after the closing of the initial Business Combination, warrant

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 8—Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual Funds	$127,551,953	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$4,039,020	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$144,110	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in May 2021, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in May 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.
Level 1 assets include investments in mutual funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The Company utilized a Monte-Carlo simulation to estimate the fair value of the Public and Private Placement Warrants at issuance and at March 31, 2021. Beginning in May 2021 the listed price of the Public Warrants is used to estimate fair value as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. For the three months ended June 30, 2021 and for the period from January 8, 2
021 (inception) through June 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $0.7 million and $1.3 million, respectively, which is presented in the accompanying condensed statements of operations.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	Initial Fair Value	Over - Allotment
Exercise price	$11.50	$11.50
Stock price	$9.58	$9.59
Volatility	21.7%	18.6%
Term	5.5	5.5
Risk-free rate	0.95%	0.95%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 8, 2021 (inception) through June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 8, 2021 (inception)	$—
Issuance of Public and Private Warrants	5,229,200
Change in fair value of derivative warrant liabilities	(663,470)

Derivative warrant liabilities at March 31, 2021	$4,565,730
Issuance of Public Warrants - over-allotment	291,850
Issuance of Private Placement Warrants - over-allotment	5,840
Transfer of Public Warrants to Level 1	(4,691,850)
Transfer of Private Placement Warrants to Level 2	(171,570)

Derivative warrant liabilities at June 30, 2021	$—

Note 9 —Subsequent Events
The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Our sponsor is LSP Sponsor EBAC B.V., a Dutch limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 15, 2021. On March 18, 2021, we consummated its Initial Public Offering of 12,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $7.1 million, of which $4.2 million was for deferred underwriting commissions (see Note 4). We granted the underwriter a
45-day
option to purchase up to an additional 1,800,000 Units at the Initial Public Offering price to cover over-allotments, if any. On April 29, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the additional 754,784 Units (the “Over-Allotment Units”) occurred on May 3, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of approximately $7.5 million.
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
Upon the closing of the Initial Public Offering and the Private Placement, approximately $120.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invests only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In addition, the Sponsor and certain investors have advanced an aggregate amount of approximately $360,000 into the Trust Account to cover for the over-allotment option, if exercised. If the over-allotment option is not exercised, the excess funds will be returned to such related parties. Upon partial exercise of the over-allotment, on May 4, 2021, the Company returned excess cash of $209,040 to the related parties.
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
Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering and after search for target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had we had net income of approximately $474,000 which consisted of approximately $680,000 of non-operating
gain from changes in fair value of derivative warrant liabilities and approximately $4,000 in income from investments held in the Trust Account, partially offset by approximately $195,000 of general and administrative expenses, and a non-operating
expense of approximately $16,000 related to offering costs for derivative warrant liabilities.
For the period from January 8, 2021 (inception) through June 30, 2021, we had we had net income of approximately $728,000, which consisted of approximately $1.3 million of non-operating
gain from changes in fair value of derivative warrant liabilities and approximately $4,000 in income from investments held in the Trust Account, partially offset by approximately $305,000 of general and administrative expenses, and a non-operating
expense of approximately 315,000 related to offering costs for derivative warrant liabilities.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.2 million in our operating bank account and working capital of approximately $1.2 million.
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
On May 3, 2021 the underwriters partially exercised their over-allotment option. As a result, the underwriters were entitled to an underwriting discount of approximately $151,000, which was paid upon closing of the over-allotment. In addition, $264,000 will be payable to the underwriters for deferred underwriting commissions. Upon partial exercise of the over-allotment, on May 4, 2021, the Company returned excess cash of $209,040 to the related parties.
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
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is re-assessed
at the end of each reporting period.
The 4,251,595 warrants issued in the Initial Public Offering (“Public Warrants”) and the 151,699 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Public Warrants and the Private Placement Warrants is measured at fair value using a Monte Carlo simulation. The Public Warrants issued in connection with the Public Offering were measured at fair value using a Monte Carlo simulation model until observable prices in an active market for such warrants were available. The Public and Private Placement Warrants are valued using the publicly traded price of such warrants (see Note 8).

Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 11,511,109 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.
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
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market or interest rate risk to which we are exposed.

Item 4.	Controls and Procedures
On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form
S-1
(File
No. 333-
253359), filed in connection with the Company’s Initial Public Offering, declared effective by the SEC on March 9, 2021).
After considering the SEC Statement, we concluded that there were misstatements in the March 12, 2021 audited closing balance sheet we filed with the SEC on Form
8-K
on March 18, 2021. Based on the guidance in ASC 815, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 22, 2021, our disclosure controls and procedures were not effective as of June 30, 2021.
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

Changes in Internal Control over Financial Reporting
Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

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
As a result, included on our condensed balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain
or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains
or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result a material adverse effect on our ability to consummate an initial business combination.
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
We paid a total of approximately $2.6 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $4.5 million in underwriting discounts and commissions.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18 day of August, 2021.

EUROPEAN BIOTECH ACQUISITION CORP.

By:	/s/ Eduardo Bravo Fernandez de Araoz
Name:	Eduardo Bravo Fernandez de Araoz
Title:	Chief Executive Officer (Principal Executive Officer)