Form 10-Q
period 2021-09-30
European Biotech Acquisition Corp.
filed 2021-11-23
CIK 1841258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section
13
(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
2
2
, 2021, 13,209,880 Class A ordinary shares, par value $0.0001, and 3,188,696 Class B ordinary shares, par value $0.0001, were issued and outstanding.

EUROPEAN BIOTECH ACQUISITION CORP.
Quarterly Report on Form

10-Q
For the Period from January 8, 2021 (Inception) through September 30, 2021

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
	Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 8, 2021 (Inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 8, 2021 (Inception) through September 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the Period from January 8, 2021 (Inception) through September 30, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
PART III. SIGNATURES

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements
EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021 (UNAUDITED)

Assets
Current assets:
Cash	$1,076,146
Prepaid expenses	111,966

Total current assets	1,188,112
Investments held in Trust Account	127,553,594

Total Assets	$128,741,706

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$152,000
Accrued expenses	83,001

Total current liabilities	235,001
Derivative warrant liabilities	2,730,040
Deferred underwriting commissions	4,464,174

Total liabilities	7,429,215

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 12,754,784 shares at $10.00 per share	127,547,840

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 455,096 shares issued and outstanding (excluding 12, 754,784 shares subject to possible redemption)	46
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,188,696 shares issued and outstanding	319
Additional paid-in capital	—
Accumulated deficit	(6,235,714)

Total shareholders’ deficit	(6,235,349)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$128,741,706

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Period from January 8, 2021 (inception) through September 30, 2021
General and administrative expenses	$193,336	$417,997
General and administrative expenses - related party	60,000	140,000

Loss from operations	(253,336)	(557,997)
Other income (expense s ) :
Change in fair value of derivative warrant liabilities	1,453,090	2,796,850
Income from investments held in trust	1,640	5,751
Offering costs associated with derivative warrant liabilities	—	(314,846)

Net income	$1,201,394	$1,929,758

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	13,209,880	10,027,078

Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.15

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	3,188,696	3,111,301

Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Sale of units in private placement, less allocation to derivative warrant liabilities, gross	440,000	44	—	—	4,210,756	—	4,210,800
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,235,411)	(7,619,702)	(11,855,113)
Net income	—	—	—	—	—	254,840	254,840

Balance - March 31, 2021 (unaudited), as restated	440,000	44	3,450,000	345	—	(7,364,862)	(7,364,473)
Forfeiture of Class B ordinary shares	—	—	(261,304)	(26)	26	—	—
Sale of units in private placement, less allocation to derivative warrant liabilities, gross (over-allotment)	15,096	2	—	—	145,119	—	145,121
Accretion of Class A ordinary shares subject to possible redemption amount (over-allotment)	—	—	—	—	(145,145)	(545,770)	(690,915)
Net income	—	—	—	—	—	473,524	473,524

Balance - June 30, 2021 (unaudited), as restated	455,096	46	3,188,696	319	—	(7,437,108)	(7,436,743)
Net income	—	—	—	—	—	1,201,394	1,201,394

Balance - September 30, 2021 (unaudited)	455,096	$46	3,188,696	$319	$—	$(6,235,714)	$(6,235,349)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,929,758
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	314,846
Change in fair value of derivative liabilities	(2,796,850)
Income from investments held in the Trust Account	(5,751)
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Changes in operating assets and liabilities:
Prepaid expenses	(111,966)
Accounts payable	152,000
Accrued expenses	11,998

Net cash used in operating activities	(480,965)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(127,547,843)

Net cash used in investing activities	(127,547,843)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	127,547,840
Proceeds received from private placement	4,550,960
Repayment of note payable to related parties	(37,806)
Offering costs paid	(2,956,040)

Net cash provided by financing activities	129,104,954

Net increase in cash	1,076,146
Cash - beginning of the period	—

Cash - ending of the period	$1,076,146

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$71,003
Offering costs paid by Sponsor under promissory note	$37,806
Deferred underwriting commissions	$4,464,174
The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-
Description

of Organization, and Business Operations
European Biotech Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on January 8, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Upon the closing of the Initial Public Offering and the Private Placement, approximately $120.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In addition, the Sponsor and certain investors have advanced an aggregate amount of approximately $360,000 into the Trust Account to cover for the over-allotment option, if exercised. If the over-allotment option is not exercised, the excess funds will be returned to such related parties. Upon partial exercise of the over-allotment, on May 4, 2021, the Company returned excess cash of $209,040 to the related parties, and placed the net proceeds of $7.4 million in the Trust Account.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Shareholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopt ed
an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waiv
e
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
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 17, 2021.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement of Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than
$5,000,001.
Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and the Over-Allotment. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on March 24, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”).
The impact of the restatement to the Post-IPO Balance Sheet is an increase to Class A ordinary shares subject to possible redemption of approximately
$13.0
million, a decrease to additional paid-in capital of
$5.3
million, an increase to the accumulated deficit of $7.6 million, and the reclassification of 1,296,844 Class A ordinary shares from permanent equity to Class A ordinary shares subj
e
ct to possible redemption.

As of March 18, 2021	As Revised	Adjustment	As Restated
Total assets	$122,354,118		$122,354,118

Total liabilities	$10,322,549		$10,322,549

Class A ordinary shares subject to possible redemption	107,031,560	12,968,440	120,000,000
Preference shares	—	—	—
Class A ordinary shares	130	(86)	44
Class B ordinary shares	345	—	345
Additional paid-in capital	5,348,652	(5,348,652)	—
Accumulated deficit	(349,118)	(7,619,702)	(7,968,820)

Total shareholders’ equity (deficit)	$5,000,009	$(12,968,440)	$(7,968,431)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$122,354,118	$—	$122,354,118

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$122,220,841		$122,220,841

Total liabilities	$9,585,314		$9,585,314

Class A ordinary shares subject to possible redemption	107,635,520	12,364,480	120,000,000
Preference shares	—	—	—
Class A ordinary shares	168	(122)	46
Class B ordinary shares	345	—	345
Additional paid-in capital	4,744,654	(4,744,654)	—
Retained earnings (accumulated deficit)	254,840	(7,619,704)	(7,364,864)

Total shareholders’ equity (deficit)	$5,000,007	$(12,364,480)	$(7,364,473)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$122,220,841	$—	$122,220,841

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financ
i
al statement adjustments related to the restatement

discussed above of the Company’s previously reported statement of cash flows for the period from January 8, 2021 (inception) through March 31, 2021:

Form 10-Q: For the Period from January 8, 2021 (Inception) Through March 31, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(15,055)	$—	$(15,055)

Cash Flows from Investing Activities	$(120,000,000)	$—	$(120,000,000)

Cash Flows from Financing Activities	$121,621,106	$—	$121,621,106

Supplemental Disclosure of Noncash Financing Activities:			$—
Offering costs included in accrued expenses	$135,000	$—	$135,000
Offering costs paid by related party under promissory note	$37,806	$—	$37,806
Deferred underwriting commissions in connection with the initial public offering	$4,200,000	$—	$4,200,000
Loan proceeds deposited in Trust Account	$360,000	$—	$360,000
Initial value of Class A ordinary shares subject to possible redemption	$112,260,760	$(112,260,760)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(4,625,240)	$4,625,240	$—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$128,983,857		$128,983,857

Total liabilities	$8,872,761		$8,872,761

Class A ordinary shares subject to possible redemption	115,111,090	12,436,750	127,547,840
Preference shares	—	—	—
Class A ordinary shares	170	(124)	46
Class B ordinary shares	319	—	319
Additional paid-in capital	4,271,153	(4,271,153)	—
Retained earnings (accumulated deficit)	728,364	(8,165,473)	(7,437,109)

Total shareholders’ equity (deficit)	$5,000,006	$(12,436,750)	$(7,436,744)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$128,983,857	$—	$128,983,857

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the
Company’s previously reported statement of cash flows for the period from January 8, 2021 (inception) through June 30, 2021:

Form 10-Q: For the Period from January 8, 2021 (Inception) Through June 30, 2021
	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities	$(347,186)	$—	$(347,186)

Cash Flows from Investing Activities	$(127,547,843)	$—	$(127,547,843)

Cash Flows from Financing Activities	$129,144,953	$—	$129,144,953

Supplemental Disclosure of Noncash Financing Activities:			$—
Offering costs included in accrued expenses	$96,003	$—	$96,003
Offering costs included in accounts payable	$15,000	$—	$15,000
Offering costs paid by related party under promissory note	$37,806	$—	$37,806
Deferred underwriting commissions in connection with the initial public offering	$4,464,174	$—	$4,464,174
Initial value of Class A ordinary shares subject to possible redemption	$112,260,760	$(112,260,760)	$—
Change in value of Class A ordinary shares subject to possible redemption	$2,850,330	$(2,850,330)	$—

The tables below present the effect of the financial statement adjustments related to the restatements discussed above on the Company’s previously reported condensed statement of changes in shareholders’ equity (deficit) for the period from January 8, 2021 (inception) through June 30, 2021:

For the Three Months Ended June 30, 2021 and for the Period From January 8, 2021 (Inception) through June 30, 2021
	As Reported	Adjustment	As Restated
Balance—January 8, 2021 (inception)	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	25,000	—	25,000

Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	114,960,000	(114,960,000)	—

Sale of units in initial private offering, less allocation to derivative warrant liabilities, gross	4,210,800	—	4,210,800

Offering costs	(6,815,113)	6,815,113	—

Shares subject to possible redemption	(107,635,520)	107,635,520	—

Accretion of Class A ordinary shares subject to possible redemption amount	—	(11,855,113)	(11,855,113)

Net income	254,840	—	254,840

Balance—March 31, 2021 (Unaudited)	$—	$(7,364,473)	$(7,364,473)

Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross (Over-allotment)	7,255,990	(7,255,990)	—

Sale of units in initial private offering, less allocation to derivative warrant liabilities, gross (Over-allotment)	145,120	—	145,120

Offering costs	(399,065)	399,065	—

Shares subject to possible redemption	(7,475,570)	7,475,570	—

Accretion of Class A ordinary shares subject to possible redemption amount (Over-allotment)	—	(690,915)	(690,915)

Net income	$473,524	$—	$473,524

Balance—June 30, 2021 (Unaudited)	$—	$(7,436,744)	$(7,436,744)

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A ordinary shares
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the period from January 8, 2021 (inception) through March 31, 2021
Net income	$254,840	$—	$254,840
Weighted average shares outstanding	11,193,039	(8,807,286)	2,385,753
Basic and diluted earnings per share	$0.00	$0.05	$0.05
Form 10-Q (June 30, 2021) - Three months ended June 30, 2021
Net income	$473,524	$—	$473,524
Weighted average shares outstanding	9,335,531	3,603,622	12,939,153
Basic and diluted earnings per share	$0.00	$0.03	$0.03
Form 10-Q (June 30, 2021) - For the period from January 8, 2021 (inception) through June 30, 2021
Net income	$728,364	$—	$728,364
Weighted average shares outstanding	10,827,936	(2,586,333)	8,241,603
Basic and diluted earnings per share	$0.00	$0.06	$0.06

	Earnings Per Share for Class B ordinary shares
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the period from January 8, 2021 (inception) through March 31, 2021
Net income	$254,840	$—	$254,840
Weighted average shares outstanding	3,210,331	(210,331)	3,000,000
Basic and diluted earnings per share	$0.08	$(0.03)	$0.05
Form 10-Q (June 30, 2021) - Three months ended June 30, 2021
Net income	$473,524	$—	$473,524
Weighted average shares outstanding	2,766,467	335,139	3,101,606
Basic and diluted earnings per share	$0.17	$(0.14)	$0.03
Form 10-Q (June 30, 2021) - For the period from January 8, 2021 (inception) through June 30, 2021
Net income	$728,364	$—	$728,364
Weighted average shares outstanding	4,297,831	(1,297,831)	3,000,000
Basic and diluted earnings per share	$0.17	$(0.11)	$0.06

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company did not have any cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and cash held in Trust Account. At September 30, 2021, the Company has not experienced losses on these accounts.
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
“Derivatives and Hedging - Contracts in Entity’s Own Stock” (“ASC
815-40”).
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The 4,251,595 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 151,699 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model (see Note 8). For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. Since the Private Placement Warrants have substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 12,754,784 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 4,403,294 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income
per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Period from January 8, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$967,783	$233,611	$1,472,772	$456,986

Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,209,880	3,188,696	10,027,078	3,111,301

Basic and diluted net income per ordinary share	$0.07	$0.07	$0.15	$0.15

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021 using the modified retroactive method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

1
4

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note
3-Initial
Public Offering
On March 18, 2021, the Company consummated its Initial Public Offering of 12,000,000 Units, at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $7.1 million, of which $4.2 million was for deferred underwriting commissions. The Company granted the underwriter a
45-day
option to purchase up to an additional 1,800,000 Units at the Initial Public Offering price to cover over-allotments.
Each Unit consists of one Class A ordinary share, and
one-third of one
redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). On April 29, 2021, the Underwriters partially exercised the Over-allotment Option to purchase an additional 754,784 units (the “Option Units”). Each Option Unit consists of one Class A Ordinary Share and one-third of one Warrant. On May
3
,
2021
, the Company completed the sale of the Option Units to Underwriters for net proceeds of $7,396,883 in the aggregate after deducting the underwriter discount (the “Option Unit Proceeds”). As a result, the Sponsor forfeited 261,304 shares of Class B ordinary shares following the expiration of the unexercised portion of the underwriters’ over-allotment option.
Note
4-Related
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

1
5

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, administrative and support services provided to the Company in the amount of $20,000 per month. During the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021, the Company incurred $60,000 and $140,000 of such fees, which are recognized in general and administrative expenses - related party, in the accompanying unaudited condensed statements of operations. As of September 30, 2021, there was $140,000 of such fees in accounts payable on the condensed balance sheet.
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

1
6

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
5-Commitments
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
Note 6 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 12,754,784 Class A ordinary shares were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$127,547,840
Less:
Fair value of Public Warrants at issuance	(5,331,850)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,214,179)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	12,546,029

Class A ordinary shares subject to possible redemption	$127,547,840

Note
7-Shareholders’
Equity
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 13,209,880 Class A ordinary shares issued and outstanding, of which 12,754,784 shares were subject to possible redemption and are classified as temporary equity (see Note 6).

1
7

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 B Ordinary Shares-
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, the Company had 3,188,696 Class B ordinary shares issued and outstanding (See Note 4).
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
Note
8-Derivative
Warrant Liabilities
As of September 30, 2021, the Company had 4,251,595 Public Warrants and the 151,699 Private Placement Warrants outstanding.
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

1
8

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

1
9

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
9-Fair
Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$127,553,594	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$2,635,990	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$94,050	$—
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
The Company utilized a Monte-Carlo simulation to estimate the fair value of the Public and Private Placement Warrants at issuance and as of March 31, 2021. Beginning in May 2021 the listed price of the Public Warrants is used to estimate fair value as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. For the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $1.5 million and $2.8 million, respectively, which is presented in the accompanying condensed statements of operations.

2
0

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 18, 2021	May 3, 2021
Exercise price	$11.50	$11.50
Stock price	$9.58	$9.59
Volatility	21.7%	18.6%
Term	5.5	5.5
Risk-free rate	0.95%	0.95%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 8, 2021 (inception) through September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 8, 2021 (inception)	$—
Issuance of Public and Private Warrants	5,229,200
Change in fair value of derivative warrant liabilities	(663,470)

Derivative warrant liabilities at March 31, 2021	$4,565,730
Issuance of Public Warrants - over-allotment	291,850
Issuance of Private Placement Warrants - over-allotment	5,840
Transfer of Public Warrants to Level 1	(4,691,850)
Transfer of Private Placement Warrants to Level 2	(171,570)

Derivative warrant liabilities at June 30, 2021	$—

Derivative warrant liabilities at September 30, 2021	$—

Note 10 -Subsequent Events
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
Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering and after search for target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had we had net income of approximately $1.2 million which consisted of approximately $1.5 million of non-operating
gain from changes in fair value of derivative warrant liabilities and approximately $2,000 in income from investments held in the Trust Account, partially offset by approximately $242,000 of general and administrative expenses.
For the period from January 8, 2021 (inception) through September 30, 2021, we had net income of approximately $1.9 million, which consisted of approximately $2.8 million of non-operating
gain from changes in fair value of derivative warrant liabilities and approximately $6,000 in income from investments held in the Trust Account, partially offset by approximately $547,000 of general and administrative expenses, and a non-operating
expense of approximately $315,000 related to offering costs for derivative warrant liabilities.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $1.1 million in our operating bank account and working capital of approximately $1.0 million.
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
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model (see Note 8). For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. Since the Private Placement Warrants have substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.
Class A Ordinary Shares Subject to Possible Redemption
We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 12,754,784 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.
Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
Net Income Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 4,403,294 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 18, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART
II-OTHER
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
On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our Public Warrants and Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our condensed balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result a material adverse effect on our ability to consummate an initial business combination.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of November, 2021.

EUROPEAN BIOTECH ACQUISITION CORP.

By:	/s/ Eduardo Bravo Fernandez de Araoz
Name:	Eduardo Bravo Fernandez de Araoz
Title:	Chief Executive Officer (Principal Executive Officer)

30