Form 10-Q
period 2022-03-31
European Biotech Acquisition Corp.
filed 2022-05-16
CIK 1841258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
16
, 2022, 13,209,880 Class A ordinary shares, par value $0.0001, and 3,188,696 Class B ordinary shares, par value $0.0001, were issued and outstanding.

EUROPEAN BIOTECH ACQUISITION CORP.
Quarterly Report on
Form 10-Q
For The Three Months Ended March 31, 2022

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from January 8, 2021 (Inception) through March 31, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and for the Period from January 8, 2021 (Inception) through March 31, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from January 8, 2021 (Inception) through March 31, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$718,290	$868,280
Prepaid expenses	230,233	48,190

Total current assets	948,523	916,470
Investments held in Trust Account	127,569,135	127,556,289

Total Assets	$128,517,658	$128,472,759

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$379,067	$57,906
Accrued expenses	149,847	447,295

Total current liabilities	528,914	505,201
Derivative warrant liabilities	880,660	2,641,980
Deferred legal fees	271,606	—
Deferred underwriting commissions	4,464,174	4,464,174

Total liabilities	6,145,354	7,611,355

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 12,754,784 shares at $10.00 per share as of March 31, 2022 and December 31, 2021	127,547,840	127,547,840
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 455,096 shares issued and outstanding (excluding 12,754,784 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	46	46
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,188,696 shares issued and outstanding as of March 31, 2022 and December 31, 2021	319	319
Additional paid-in capital	—	—
Accumulated deficit	(5,175,901)	(6,686,801)

Total shareholders’ deficit	(5,175,536)	(6,686,436)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$128,517,658	$128,472,759

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31, 2022	For The Period From January 8, 2021 (Inception) Through March 31, 2021
General and administrative expenses	$203,265	$89,850
General and administrative expenses - related party	60,000	20,000

Loss from operations	(263,265)	(109,850)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,761,320	663,470
Income from investments held in the Trust Account	12,845	—
Offering costs associated with derivative warrant liabilities	—	(298,780)

Net income	$1,510,900	$254,840

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	12,754,784	2,024,096

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.09	$0.05

Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares, basic and diluted	3,643,792	2,712,771

Basic and diluted net income per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.09	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	455,096	$46	3,188,696	$319	$—	$(6,686,800)	$(6,686,436)
Net income	—	—	—	—	—	1,510,900	1,510,900

Balance - March 31, 2022 (unaudited)	455,096	$46	3,188,696	$319	$—	$(5,175,901)	$(5,175,536)

FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH MARCH 31, 202
1
(UNAUDITED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity(Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Sale of units in private placement, less allocation to derivative warrant liabilities	440,000	44	—	—	4,210,756	—	4,210,800
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(4,235,411)	(7,619,702)	(11,855,113)
Net income	—	—	—	—	—	254,840	254,840

Balance - March 31, 2021 (unaudited)	440,000	$44	3,450,000	$345	$—	$(7,364,862)	$(7,364,473)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31, 2022	For The Period From January 8, 2021 (Inception) Through March 31, 2021

Cash Flows from Operating Activities:
Net income	$1,510,900	$254,840
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	—	298,780
Change in fair value of derivative warrant liabilities	(1,761,320)	(663,470)
Income from investments held in the Trust Account	(12,845)	—
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Changes in operating assets and liabilities:
Prepaid expenses	(182,043)	(254,790)
Accounts payable	321,161	305,296
Deferred legal fees	271,605	—
Accrued expenses	(297,448)	19,289

Net cash used in operating activities	(149,990)	(15,055)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(120,000,000)

Net cash used in investing activities	—	(120,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross (prior to the exercise of the over-allotment option)	—	120,000,000
Proceeds received from private placement, gross	—	4,400,000
Repayment of note payable to related parties (prior to the exercise of the over-allotment option)	—	(37,806)
Offering costs paid	—	(2,741,088)

Net cash provided by financing activities	—	121,621,106

Net increase (decrease) in cash	(149,990)	1,606,051
Cash - beginning of the period	868,280	—

Cash - end of the period	$718,290	$1,606,051

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$135,000
Offering costs paid by Sponsor under promissory note	$—	$37,806
Deferred underwriting commissions	$—	$4,200,000
Loan proceeds deposited in Trust Account	$—	$360,000
Remeasurement of Class A ordinary shares subject to possible redemptio n	$—	$(11,855,113)
The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
Note 1 - Description of Organization, and Business Operations
European Biotech Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on January 8, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering, along with gains and losses from the change in fair value of warrant liabilities. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is LSP Sponsor EBAC B.V., a Dutch limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 15, 2021. On March 18, 2021, the Company consummated its Initial Public Offering of 12,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, which generated gross proceeds of $120.0 million, and incurring offering costs of approximately $7.1 million, of which $4.5 million was for deferred underwriting commissions (see Note 3). The Company granted the underwriter a
45-day
option to purchase up to an additional 1,800,000 Units at the Initial Public Offering price to cover over-allotments, if any (the “Over-Allotment Units”). On May 3, 2021, the Company issued 754,784 Over-Allotment Units resulting in total gross proceeds of approximately $7.5 million, and the allotment option for the remaining 1,045,216 Over-Allotment Units expired.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 440,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of $4.4 million (see Note 4). If the over-allotment option would have been exercised in full, the Sponsor would have purchased an additional 36,000 Private Placement Warrants. On May 3, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Sponsor of 15,096 units (the “Additional Private Placement Units”), generating total proceeds of $150,960.
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In addition, the Sponsor and certain investors have advanced an aggregate amount of approximately $360,000 into the Trust Account to cover for the over-allotment option, if exercised. The over-allotment option was not exercised, so the excess funds were returned to such related parties. Upon partial exercise of the over-allotment, on May 4, 2021, the Company returned excess cash of $209,040 to the related parties, and placed the net proceeds of $7.4 million in the Trust Account.
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
MARCH 31, 2022

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
These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination. Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $718,000 in their operating bank account and working capital of approximately $420,000.
The Company’s liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $300,000 under the Note (Note 4). We repaid the Note in full on March 22, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under Working Capital Loans.
The Company does not believe the current cash on hand will be sufficient to cover obligations that come due within one year of release. Management has determined that the liquidity, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before March 18, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to March 18, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 18, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to
Form 10-Q
and Article 8 of
Regulation S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future interim period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The accompanying financial information as of December 31, 2021, is derived from the audited financial statements presented in that
Form 10-K.
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
This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company did not have any cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and cash held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.
Investments Held in Trust Account
The Company’s portfolio of investments, as of March 31, 2022 and December 31, 2021 is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of mutual funds, the investments are recognized at fair value. Trading securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Through March 31, 2022, no amounts have been withdrawn from the Trust Account to pay taxes.
Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement” equal or approximate the carrying amounts represented in the condensed balance sheets.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
“Derivatives and Hedging-Contracts in Entity’s Own Stock” (“ASC
815-40”).
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period. The 4,251,595 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 151,699 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model (see Note

). For periods subsequent to the detachment of the Public Warrants from the Units, on May 13, 2021, the fair value of the Public Warrants is based on the observable listed price for such warrants. Since the Private Placement Warrants have substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 12,754,784 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares subject to possible redemption and non-redeemable Class
A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares based on weighted average shares for the period. Net income per common share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 4,403,294 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share, related to the public warrants and private placement warrants, for the three months ended March 31, 2022 and for the period from January 8, 2021 (inception) through March 31, 2021. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Three Months Ended March 31, 2022		For The Period From January 8, 2021 (Inception) Through March 31, 2021
	Class A	Class A non-redeemable and Class B	Class A	Class A non-redeemable and Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,175,175	$335,725	$108,895	$145,945
Denominator:
Basic and diluted weighted average ordinary shares outstanding	12,754,784	3,643,792	2,024,096	2,712,771

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.05	$0.05

Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Note 3 - Initial Public Offering
On March 18, 2021, the Company consummated its Initial Public Offering of 12,000,000 Units, at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $7.1 million, of which $4.5 million was for deferred underwriting commissions. The Company granted the underwriter a
45-day option
to purchase up to an additional 1,800,000 Units at the Initial Public Offering price to cover over-allotments. On May 3, 2021, the Company issued 754,784 Over-Allotment Units resulting in total gross proceeds of approximately $7.5 million, and the allotment option for the remaining 1,045,216 Over-Allotment units expired.
Each Unit consists of one Class A ordinary share, and
one-third
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). On April 29, 2021, the Underwriters partially exercised the Over-allotment Option to purchase an additional 754,784 units (the “Option Units”). Each Option Unit consists of one Class A Ordinary Share and one-third
of one Warrant. On May 3, 2021, the Company completed the sale of the Option
Units to the

Underwriters for net proceed
s of

$
7,396,883
in the aggregate after deducting the underwriter discount (the “Option Unit Proceeds”).
Note 4 - Related Party Transactions
Founder Shares
On January 18, 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 2,875,000 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On March 15, 2021, the Company effected a
6-for-5
share split, resulting in an aggregate of 3,450,000 Class B ordinary shares outstanding. Prior to the Initial Public Offering, the Sponsor transferred 25,000 Founder Shares to two of the Company’s independent directors. These 50,000 shares are not subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. The Sponsor agreed to forfeit up to 450,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any Units in the Initial Public Offering) after the Initial Public Offering. On May 3, 2021, the Company issued 754,784 Over-Allotment Units resulting in the forfeiture of 261,304 Class B ordinary shares during the three months ended June 30, 2021.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, administrative and support services provided to the Company in the amount of $20,000 per month. During the three months ended March 31, 2022 and the period from January 8, 2021 (inception) through March 31, 2021, the Company incurred approximately $60,000 and $20,000 of such fees, which are recognized in general and administrative expenses-related party, in the accompanying condensed statements of operations, respectively. As of March 31, 2022 December 31, 2021, there was $60,000 and $0 of such fees in accounts payable on the condensed balance sheets, respectively.
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
Note 5 - Commitments and Contingencies
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
MARCH 31, 2022

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
On May 3, 2021, the underwriters partially exercised their over-allotment option. As a result, the underwriters were entitled to an underwriting discount of approximately $151,000, which was paid upon closing of the over-allotment. In addition, $264,000 will be payable to the underwriters for deferred underwriting commissions.
Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 12,754,784 Class A ordinary shares subject to possible redemption.
The Class A ordinary shares subject to possible redemption (including the over-allotment) reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$127,547,840
Less:
Fair value of Public Warrants at issuance	(5,331,850)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,214,179)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	12,546,029

Class A ordinary shares subject to possible redemption	$127,547,840

There were no changes to the redemption value of the Class A shares subject to possible redemption during the three months ended March 31, 2022. The Class A ordinary shares subject to possible redemption as of March 31, 2021 (prior to the exercise of the over-allotment option), is reconciled on the following table:

Gross proceeds	$120,000,000
Less:
Fair value of Public Warrants at issuance	(5,040,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(6,815,113)
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption	11,855,113

Class A ordinary shares subject to possible redemption	$120,000,000
Note 7 - Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Class A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 13,209,880 Class A ordinary shares issued and outstanding, of which 12,754,784 shares were subject to possible redemption and are classified as temporary equity (see Note 6).
Class B Ordinary Shares-
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, the Company had 3,188,696 Class B ordinary shares issued and outstanding (See Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares underlying the Private Placement Units) upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Company’s Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note 8 - Derivative Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company had 4,251,595 Public Warrants and the 151,699 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
MARCH 31, 2022

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
Note 9 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31,
2021
and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Funds	$127,569,135	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$850,320	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$30,340	$—

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Funds	$127,556,289	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$2,550,960	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$91,020	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in May 2021, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in May 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, so the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.
Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at the initial measurement dates for the Public Warrants and Private Placement Warrants:

	March 18, 2021	May 3, 2021
Exercise price	$11.50	$11.50
Stock price	$9.58	$9.59
Volatility	21.7%	18.6%
Term	5.5	5.5
Risk-free rate	0.95%	0.95%
The Company utilized a Monte-Carlo simulation to estimate the fair value of the Public and Private Placement Warrants at the issuance dates, and as of March 31, 2021. For the three months ended March 31, 2022 and for the period from January 8, 2021 (inception) through March 31, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $1.8 million and $0.7 million, which is presented in the accompanying condensed statements of operations, respectively.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

The change in the fair value of the derivative warrant liabilities (prior to the over-allotment), measured using Level 3 inputs, for the period from January 8, 2021 (inception) through March 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 8, 2021 (inception)	$—
Issuance of Public and Private Warrants	5,229,200
Change in fair value of derivative warrant liabilities	(663,470)

Derivative warrant liabilities at March 31, 2021	$4,565,730

Note 10 - Subsequent Events
The Company has evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue to be consistently below,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
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
On March 18, 2021, we consummated our Initial Public Offering of 12,000,000 Units, at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $7.1 million, of which $4.5 million was for deferred underwriting commissions (see Note 3 to our condensed financial statements). We granted the underwriter a
45-day
option to purchase up to an additional 1,800,000 Units at the Initial Public Offering price to cover over-allotments, if any. On April 29, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the additional 754,784 Over-Allotment Units occurred on May 3, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of approximately $7.5 million.
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 440,000 units, at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of $4.4 million (see Note 4 to our condensed financial statements included in this Quarterly Report on Form
10-K
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
As of March 31, 2022, we held cash of approximately $718,000, current liabilities of approximately $529,000 and deferred underwriting commissions of approximately $4.5 million. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.
RESULTS OF OPERATIONS
Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering and after the Initial Public Offering, the search for a target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended March 31, 2022, we had net income of approximately $1.5 million, which consisted of approximately $1.8 million of non-operating
gain from changes in fair value of derivative warrant liabilities and approximately $13,000 in income from investments held in the Trust Account, partially offset by approximately $263,000 of general and administrative expenses.
For the period from January 8, 2021 (inception) through March 31, 2021, we had net income of approximately $255,000, which consisted of approximately $663,000 of non-operating gain
from changes in fair value of derivative warrant liabilities, partially offset by approximately $110,000 of general and administrative expenses, and a non-operating expense
of approximately $299,000 related to offering costs for derivative warrant liabilities.
Liquidity and Going Concern
As of March 31, 2022, we had approximately $718,000 in our operating bank account and working capital of approximately $420,000.
Our liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $300,000 under the Note (Note 4 to our condensed financial statements). We repaid the Note in full on March 22, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under Working Capital Loans.

Management does not believe the current cash on hand will be sufficient to cover obligations that come due within one year of release. Management has determined that the liquidity, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before March 18, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to March 18, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 18, 2023. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
We continue to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed balance sheets. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company determined that there have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 31, 2022.

Recent Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022 and December 31, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of complex financial instruments such as the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the previous restatement of the Company’s condensed balance sheet as of March 18, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the condensed financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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
Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.
On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.
Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form
10-K.
If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.
In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2022

EUROPEAN BIOTECH ACQUISITION CORP.

By:	/s/ Eduardo Bravo Fernandez de Araoz
Name:	Eduardo Bravo Fernandez de Araoz
Title:	Chief Executive Officer (Principal Executive Officer)