Form 10-Q
period 2022-06-30
European Biotech Acquisition Corp.
filed 2022-08-15
CIK 1841258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 15, 2022, 13,209,880 Class A ordinary shares, par value $0.0001, and 3,188,696 Class B ordinary shares, par value $0.0001, were issued and outstanding.

EUROPEAN BIOTECH ACQUISITION CORP.
Quarterly Report on Form
10-Q
For The Three Months Ended June 30, 2022

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period from January 8, 2021 (Inception) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period from January 8, 2021 (Inception) through June 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from January 8, 2021 (Inception) through June 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$308,103	$868,280
Prepaid expenses	175,651	48,190

Total current assets	483,754	916,470
Investments held in Trust Account	127,741,378	127,556,289

Total Assets	$128,225,132	$128,472,759

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$131,283	$57,906
Accrued expenses	305,230	447,295

Total current liabilities	436,513	505,201
Derivative warrant liabilities	479,850	2,641,980
Deferred legal fees	271,606	—
Deferred underwriting commissions	4,464,174	4,464,174

Total liabilities	5,652,143	7,611,355

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 12,754,784 shares at $10.007 and $10.000 per share as of June 30, 2022 and December 31, 2021, respectively	127,641,379	127,547,840
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 455,096 shares issued and outstanding (excluding 12,754,784 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	46	46
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,188,696 shares issued and outstanding as of June 30, 2022 and December 31, 2021	319	319
Additional paid-in capital	—	—
Accumulated deficit	(5,068,755)	(6,686,801)

Total shareholders’ deficit	(5,068,390)	(6,686,436)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$128,225,132	$128,472,759

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30, 2022	For The Period From January 8, 2021 (Inception) Through June 30, 2021
	2022	2021
General and administrative expenses	$312,369	$134,810	$515,634	$224,660
General and administrative expenses - related party	60,000	60,000	120,000	80,000

Loss from operations	(372,369)	(194,810)	(635,634)	(304,660)
Other income (expenses):
Change in fair value of derivative warrant liabilities	400,810	680,290	2,162,130	1,343,760
Income from investments held in Trust Account	172,244	4,110	185,089	4,110
Offering costs associated with derivative warrant liabilities	—	(16,066)	—	(314,846)

Net income	$200,685	$473,524	$1,711,585	$728,364

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	12,754,784	12,489,365	12,754,784	7,497,312

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.01	$0.03	$0.10	$0.07

Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares, basic	3,643,792	3,449,788	3,643,792	3,098,222

Basic net income per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.01	$0.03	$0.10	$0.07

Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares, diluted	3,643,792	3,455,096	3,643,792	3,455,096

Diluted net income per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.01	$0.03	$0.10	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	455,096	$46	3,188,696	$319	$—	$(6,686,801)	$(6,686,436)
Net income	—	—	—	—	—	1,510,900	1,510,900

Balance - March 31, 2022	455,096	46	3,188,696	319	—	(5,175,901)	(5,175,536)
Subsequent remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(93,539)	(93,539)
Net income	—	—	—	—	—	200,685	200,685

Balance - June 30, 2022	455,096	$46	3,188,696	$319	$—	$(5,068,755)	$(5,068,390)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 8, 2021
(INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Sale of units in private placement, less allocation to derivative warrant liabilities	440,000	44	—	—	4,210,756	—	4,210,800
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,235,411)	(7,619,702)	(11,855,113)
Net income	—	—	—	—	—	254,840	254,840

Balance - March 31, 2021	440,000	44	3,450,000	345	—	(7,364,862)	(7,364,473)
Forfeiture of Class B ordinary shares	—	—	(261,304)	(26)	26	—	—
Sale of units in private placement, less allocation to derivative warrant liabilities, gross (over-allotment)	15,096	2	—	—	145,119	—	145,121
Remeasurement of Class A ordinary shares subject to possible redemption amount (over-allotment)	—	—	—	—	(145,145)	(545,770)	(690,915)
Net income	—	—	—	—	—	473,524	473,524

Balance - June 30, 2021	455,096	$46	3,188,696	$319	$—	$(7,437,108)	$(7,436,743)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30, 2022	For The Period From January 8, 2021 (Inception) Through June 30, 2021

Cash Flows from Operating Activities:
Net income	$1,711,585	$728,364
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	—	314,846
Change in fair value of derivative warrant liabilities	(2,162,130)	(1,343,760)
Income from investments held in the Trust Account	(185,089)	(4,110)
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Changes in operating assets and liabilities:
Prepaid expenses	(127,461)	(181,980)
Accounts payable	73,376	81,500
Accrued expenses	(142,064)	32,954
Deferred legal fees	271,606	—

Net cash used in operating activities	(560,177)	(347,186)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(127,547,843)

Net cash used in investing activities	—	(127,547,843)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	—	127,547,840
Proceeds received from private placement, gross	—	4,545,118
Repayment of note payable to related parties	—	(37,806)
Offering costs paid	—	(2,910,199)

Net cash provided by financing activities	—	129,144,953

Net increase (decrease) in cash	(560,177)	1,249,924
Cash - beginning of the period	868,280	—

Cash - end of the period	$308,103	$1,249,924

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$96,003
Offering costs included in accounts payable	$—	$15,000
Offering costs paid by Sponsor under promissory note	$—	$37,806
Deferred underwriting commissions	$—	$4,464,174
Loan proceeds deposited in Trust Account	$—	$360,000
Remeasurement of Class A ordinary shares subject to possible redemption	$93,539	$(12,546,029)
The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of income from investments of the proceeds derived from the Initial Public Offering, along with gains and losses from the change in fair value of warrant liabilities. The Company has selected December 31 as its fiscal year end.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
JUNE 30, 2022

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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $308,000 in their operating bank account and working capital of approximately $47,000.
The Company’s liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $300,000 under the Note (Note 4). We repaid the Note in full on March 22, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under Working Capital Loans.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The Company does not believe the current cash on hand will be sufficient to cover obligations that come due within one year of release. Management has determined that the liquidity and, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before March 18, 2023, raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to March 18, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 18, 2023. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future interim period.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and cash held in Trust Account. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.
Investments Held in Trust Account
The Company’s portfolio of investments, as of June 30, 2022 and December 31, 2021 is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of mutual funds, the investments are recognized at fair value. Trading securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Through June 30, 2022, no amounts have been withdrawn from the Trust Account to pay taxes.
Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement” equal or approximate the carrying amounts represented in the condensed balance sheets.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model (see Note 9). For periods subsequent to the detachment of the Public Warrants from the Units, on May 13, 2021, the fair value of the Public Warrants is based on the observable listed price for such warrants. Since the Private Placement Warrants have substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.
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
JUNE 30, 2022

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 12,754,784 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
The Company has elected to recognize changes in redemption value immediately as they occur and adjust (for interest income and dissolution expenses) the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (if available) and accumulated deficit. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 4,403,294 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share, related to the public warrants and private placement warrants, for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number until the contingency was resolved, as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares, resulting in a greater number of Class B ordinary shares being included in weighted average shares for the diluted calculation.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Three Months Ended June 30,
	2022		2021
	Class A	Class A non- redeemable and Class B	Class A	Class A non- redeemable and Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$156,093	$44,593	$371,037	$102,487
Allocation of net income, diluted	$156,093	$44,593	$370,913	$102,611
Denominator:
Basic weighted average ordinary shares outstanding	12,754,784	3,643,792	12,489,365	3,449,788
Diluted weighted average ordinary shares outstanding	12,754,784	3,643,792	12,489,365	3,455,096

Basic net income per ordinary share	$0.01	$0.01	$0.03	$0.03

Diluted net income per ordinary share	$0.01	$0.01	$0.03	$0.03

	For The Six Months Ended June 30, 2022		For The Period From January 8, 2021 (Inception) Through June 30, 2021
	Class A	Class A non- redeemable and Class B	Class A	Class A non-redeemable and Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$1,331,267	$380,317	$515,384	$212,980
Allocation of net income, diluted	$1,331,267	$380,317	$498,591	$229,773
Denominator:
Basic weighted average ordinary shares outstanding	12,754,784	3,643,792	7,497,312	3,098,222
Diluted weighted average ordinary shares outstanding	12,754,784	3,643,792	7,497,312	3,455,096

Basic net income per ordinary share	$0.10	$0.10	$0.07	$0.07

Diluted net income per ordinary share	$0.10	$0.10	$0.07	$0.07

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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Each Unit consists of one Class A ordinary share, and
one-third
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). On April 29, 2021, the Underwriters partially exercised the Over-allotment Option to purchase an additional 754,784 units (the “Option Units”). Each Option Unit consists of one Class A Ordinary Share and one-third
of one Warrant. On May 3, 2021, the Company completed the sale of the Option Units to the Underwriters for net proceeds of $7,396,883 in the aggregate after deducting the underwriter discount (the “Option Unit Proceeds”).
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
The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, administrative and support services provided to the Company in the amount of $20,000 per month. During the three months ended June 30, 2022 and 2021, the Company incurred approximately $60,000 of such fees, which are recognized in general and administrative expenses-related party, in the accompanying condensed statements

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

of operations
.
 During the six months ended June 30, 2022 and the period from January 8, 2021 (inception) through June 30, 2021, the Company incurred approximately $120,000 and $80,000 of such fees, which are recognized in general and administrative expenses-related party, in the accompanying condensed statements of operations, respectively. As of June 30, 2022
and
December 31, 2021, there was $120,000 and $0 of such fees in accounts payable on the condensed balance sheets, respectively.
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
Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 12,754,784 Class A ordinary shares subject to possible redemption.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The Class A ordinary shares subject to possible redemption (including the over-allotment) reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$127,547,840
Less:
Fair value of Public Warrants at issuance	(5,331,850)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,214,179)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption amount	12,546,029

Class A ordinary shares subject to possible redemption, December 31, 2021	127,547,840
Subsequent remeasurement of Class A ordinary shares subject to possible redemption amount	93,539

Class A ordinary shares subject to possible redemption, June 30, 2022	$127,641,379

Note 7 - Shareholders’ Deficit

Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 13,209,880 Class A ordinary shares issued and outstanding, of which 12,754,784 shares were subject to possible redemption and are classified as temporary equity (see Note 6).
Class B Ordinary Shares
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, the Company had 3,188,696 Class B ordinary shares issued and outstanding (See Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares underlying the Private Placement Units) upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Company’s Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note 8 - Derivative Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company had 4,251,595 Public Warrants and the 151,699 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Company agreed that as soon as practicable, but
in no event later than 20 business days after the closing of the

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

initial
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
Note 9 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Funds	$127,741,378	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$463,220	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$16,630	$—

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
The Company utilized a Monte-Carlo simulation to estimate the fair value of the Public and Private Placement Warrants at the issuance dates, and as of March 31, 2021. For the three months ended June 30, 2022 and 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $0.4 million and $0.7 million, respectively, which is presented in the accompanying condensed statements of operations. For the six months ended June 30, 2022 and for the period from January 8, 2021 (inception) through June 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately
 $2.2 million and $1.3
million, respectively, which is presented in the accompanying condensed statements of operations.
The change in the fair value of the derivative warrant liabilities (prior to the over-allotment), measured using Level 3 inputs, for the period from January 8, 2021 (inception) through June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 8, 2021 (inception)	$—
Issuance of Public and Private Warrants	5,229,200
Change in fair value of derivative warrant liabilities	(663,470)

Derivative warrant liabilities at March 31, 2021	4,565,730
Issuance of Public Warrants - over-allotment	291,850
Issuance of Private Placement Warrants - over-allotment	5,840
Transfer of Public Warrants to Level 1	(4,691,850)
Transfer of Private Placement Warrants to Level 2	(171,570)
Derivative warrant liabilities at June 30, 2021	$—

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
As of June 30, 2022, we held cash of approximately $308,000, current liabilities of approximately $437,000 and deferred underwriting commissions of approximately $4.5 million. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.
RESULTS OF OPERATIONS
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of income from investments held in the Trust Account, and change in fair value of warrant liability. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in our search for and completion of a Business Combination.
For the three months ended June 30, 2022, we had net income of approximately $201,000, which consisted of approximately $401,000 of non-operating
gain from changes in fair value of derivative warrant liabilities and approximately $172,000 in income from investments held in the Trust Account, partially offset by approximately $372,000 of general and administrative expenses.
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
For the six months ended June 30, 2022, we had net income of approximately $1.7 million, which consisted of approximately $2.2 million of non-operating
gain from changes in fair value of derivative warrant liabilities and approximately $185,000 in income from investments held in the Trust Account, partially offset by approximately $665,000 of general and administrative expenses.

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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $308,000 in our operating bank account and working capital of approximately $47,000.
Our liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $300,000 under the Note (Note 4 to our condensed financial statements). We repaid the Note in full on March 22, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under Working Capital Loans.
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
pandemic and have concluded that the specific impact is not readily determinable as of the date of the condensed balance sheets. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Off-Balance
Sheet Arrangements
As of June 30, 2022 and December 31, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the remediation of the material weakness discussed below during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and reported in our previous periodic filings with the SEC on Form 10-K and Form 10-Q, and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes and the related internal controls to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed prior to June 30, 2022.
PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August 2022

EUROPEAN BIOTECH ACQUISITION CORP.

By:	/s/ Eduardo Bravo Fernandez de Araoz
Name:	Eduardo Bravo Fernandez de Araoz
Title:	Chief Executive Officer (Principal Executive Officer)