Form 10-Q
period 2022-09-30
European Biotech Acquisition Corp.
filed 2022-11-14
CIK 1841258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:
001-40211

European Biotech Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
EPFL Innovation Park Building
1015 Lausanne
Switzerland
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: +41 77 979 21 09
Johannes Vermeerplein 9
1071 DV Amsterdam, Netherlands

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
14
, 2022, 13,209,880 Class A ordinary shares, par value $0.0001, and 3,188,696 Class B ordinary shares, par value $0.0001, were issued and outstanding.

EUROPEAN BIOTECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

For The Three Months Ended September 30, 2022

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and for the Period from January 8, 2021 (Inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from January 8, 2021 (Inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 8, 2021 (Inception) through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		29

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$272,629	$868,280
Prepaid expenses	111,900	48,190

Total current assets	384,529	916,470
Investments held in Trust Account	128,317,115	127,556,289

Total Assets	$128,701,644	$128,472,759

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$212,824	$57,906
Accrued expenses	1,139,742	447,295

Total current liabilities	1,352,566	505,201
Derivative warrant liabilities	440,330	2,641,980
Deferred legal fees	271,606	—
Deferred underwriting commissions	4,464,174	4,464,174

Total liabilities	6,528,676	7,611,355

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 12,754,784 shares at $10.052 and $10.000 per share as of September 30, 2022 and December 31, 2021, respectively	128,217,115	127,547,840
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 455,096 shares issued and outstanding (excluding 12,754,784 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	46	46
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,188,696 shares issued and outstanding as of September 30, 2022 and December 31, 2021	319	319
Additional paid-in capital	—	—
Accumulated deficit	(6,044,512)	(6,686,801)

Total shareholders’ deficit	(6,044,147)	(6,686,436)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$128,701,644	$128,472,759

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30, 2022	For The Period From January 8, 2021 (Inception) Through September 30, 2021
	2022	2021
General and administrative expenses	$955,277	$193,336	$1,470,911	$417,997
General and administrative expenses - related party	60,000	60,000	180,000	140,000

Loss from operations	(1,015,277)	(253,336)	(1,650,911)	(557,997)
Other income (expenses):
Change in fair value of derivative warrant liabilities	39,520	1,453,090	2,201,650	2,796,850
Income from investments held in Trust Account	575,736	1,640	760,825	5,751
Offering costs associated with derivative warrant liabilities	—	—	—	(314,846)

Net income (loss)	$(400,021)	$1,201,394	$1,311,564	$1,929,758

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	12,754,784	13,209,880	13,209,880	10,027,078

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.02)	$0.07	$0.08	$0.15

Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares, basic	3,643,792	3,188,696	3,188,696	3,3,111,301

Basic net income (loss) per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.02)	$0.07	$0.08	$0.15

Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares, diluted	3,643,792	3,188,696	3,188,696	3,3,188,696

Diluted net income (loss) per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.02)	$0.07	$0.08	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	455,096	$46	3,188,696	$319	$—	$(6,686,801)	$(6,686,436)
Net income	—	—	—	—	—	1,510,900	1,510,900

Balance - March 31, 2022	455,096	46	3,188,696	319	—	(5,175,901)	(5,175,536)
Subsequent remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(93,539)	(93,539)
Net income	—	—	—	—	—	200,685	200,685

Balance - June 30, 2022	455,096	46	3,188,696	319	—	(5,068,755)	(5,068,390)
Subsequent remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(575,736)	(575,736)
Net loss	—	—	—	—	—	(400,021)	(400,021)

Balance - September 30, 2022	455,096	$46	3,188,696	$319	$—	$(6,044,512)	$(6,044,147)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM
JANUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Sale of units in private placement, less allocation to derivative warrant liabilities	440,000	44	—	—	4,210,756	—	4,210,800
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,235,411)	(7,619,702)	(11,855,113)
Net income	—	—	—	—	—	254,840	254,840

Balance - March 31, 2021	440,000	44	3,450,000	345	—	(7,364,862)	(7,364,473)
Forfeiture of Class B ordinary shares	—	—	(261,304)	(26)	26	—	—
Sale of units in private placement, less allocation to derivative warrant liabilities, gross (over-allotment)	15,096	2	—	—	145,119	—	145,121
Remeasurement of Class A ordinary shares subject to possible redemption amount (over-allotment)	—	—	—	—	(145,145)	(545,770)	(690,915)
Net income	—	—	—	—	—	473,524	473,524

Balance - June 30, 2021	455,096	46	3,188,696	319	—	(7,437,108)	(7,436,743)
Net income	—	—	—	—	—	1,201,394	1,201,394

Balance - September 30, 2021	455,096	$46	3,188,696	$319	$—	$(6,235,714)	$(6,235,349)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30, 2022	For The Period From January 8, 2021 (Inception) Through September 30, 2021

Cash Flows from Operating Activities:
Net income	$1,311,564	$1,929,758
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	—	314,846
Change in fair value of derivative warrant liabilities	(2,201,650)	(2,796,850)
Income from investments held in the Trust Account	(760,825)	(5,751)
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Changes in operating assets and liabilities:
Prepaid expenses	(63,711)	(111,966)
Accounts payable	154,918	152,000
Accrued expenses	692,447	11,998
Deferred legal fees	271,606	—

Net cash used in operating activities	(595,651)	(480,965)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(127,547,843)

Net cash used in investing activities	—	(127,547,843)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	—	127,547,840
Proceeds received from private placement, gross	—	4,550,960
Repayment of note payable to related parties	—	(37,806)
Offering costs paid	—	(2,956,040)

Net cash provided by financing activities	—	129,104,954

Net increase (decrease) in cash	(595,651)	1,076,146
Cash - beginning of the period	868,280	—

Cash - end of the period	$272,629	$1,076,146

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$71,003
Offering costs paid by Sponsor under promissory note	$—	$37,806
Deferred underwriting commissions	$—	$4,464,174
Remeasurement of Class A ordinary shares subject to possible redemption amount	$669,275	$12,546,028
The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination (see note 10). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of income from investments of the proceeds derived from the Initial Public Offering, along with gains and losses from the change in fair value of warrant liabilities. The Company has selected December 31 as its fiscal year end.
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
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $273,000 in their operating bank account and working capital deficit of approximately $968,000.
The Company’s liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $300,000 under the Note (Note 4). We repaid the Note in full on March 22, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no
amounts outstanding under Working Capital Loans.
The Company does not believe the current cash on hand will be sufficient to cover obligations that come due within one year of release. Management has determined that the liquidity and, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before March 18, 2023, raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete the proposed business combination on or prior to March 18, 2023, it is uncertain whether it will be able to do so (see note 10). No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 18, 2023. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future interim period.
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
SEPTEMBER 30, 2022

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and cash held in Trust Account. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.
Investments Held in Trust Account
The Company’s portfolio of investments, as of September 30, 2022 and December 31, 2021 is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of mutual funds, the investments are recognized at fair value. Trading securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Through September 30, 2022, no
amounts have been withdrawn from the Trust Account to pay taxes.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
The Company has elected to initially recognize changes in redemption value immediately as they occur and subsequently adjust (for interest income and dissolution expenses) the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital (if available) and accumulated deficit. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no
unrecognized tax benefits as of September 30, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.
No
amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 4,403,294 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share, related to the public warrants and private placement warrants, for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 8, 2021 (inception) through September 30, 2021. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number until the contingency was resolved, as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares, resulting in a greater number of Class B ordinary shares being included in weighted average shares for the diluted calculation for the applicable periods.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class A non-redeemable and Class B	Class A	Class A non-redeemable and Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss), basic	$(311,135)	$(88,885)	$967,783	$233,611
Allocation of net income (loss), diluted	$(311,135)	$(88,885)	$967,783	$233,611
Denominator:
Basic weighted average ordinary shares outstanding	12,754,784	3,643,792	13,209,880	3,188,696
Diluted weighted average ordinary shares outstanding	12,754,784	3,643,792	13,209,880	3,188,696

Basic net income (loss) per ordinary share	$(0.02)	$(0.02)	$0.07	$0.07

Diluted net income (loss) per ordinary share	$(0.02)	$(0.02)	$0.07	$0.07

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

	For The Nine Months Ended September 30, 2022		For The Period From January 8, 2021 (Inception) Through September 30, 2021
	Class A	Class A non-redeemable and Class B	Class A	Class A non-redeemable and Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$1,156,531	$255,0	$1,472,772	$456,986
Allocation of net income, diluted	$1,156,531	$255,0	$1,464,147	$465,611
Denominator:
Basic weighted average ordinary shares outstanding	13,209,880	3,188,696	10,027,078	3,111,301
Diluted weighted average ordinary shares outstanding	13,209,880	3,188,696	10,027,078	3,188,696

Basic net income per ordinary share	$0.08	$0.08	$0.15	$0.15

Diluted net income per ordinary share	$0.08	$0.08	$0.15	$0.15

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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the securities were first listed on the Nasdaq, the Company agreed to reimburse affiliates of the Sponsor for office space, administrative and support services provided to the Company in the amount of $20,000 per month. Such agreement terminated as of October 17, 2022. During the three months ended September 30, 2022 and 2021, the Company incurred approximately $60,000 of such fees, which are recognized in general and administrative expenses-related party, in the accompanying condensed statements of operations. During the nine months ended September 30, 2022 and the period from January 8, 2021 (inception) through June 30, 2021, the Company incurred approximately $180,000 and $140,000 of such fees, which are recognized in general and administrative expenses-related party, in the accompanying condensed statements of operations, respectively. As of September 30, 2022 and December 31, 2021, there was $186,000 and $0 of such fees in accounts payable on the condensed balance sheets, respectively.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 12,754,784 Class A ordinary shares subject to possible redemption.
The Class A ordinary shares subject to possible redemption (including the over-allotment) reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$127,547,840
Less:
Fair value of Public Warrants at issuance	(5,331,850)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,214,179)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption amount	12,546,029

Class A ordinary shares subject to possible redemption, December 31, 2021	127,547,840
Subsequent remeasurement of Class A ordinary shares subject to possible redemption amount	93,539

Class A ordinary shares subject to possible redemption, June 30, 2022	$127,641,379
Subsequent remeasurement of Class A ordinary shares subject to possible redemption amount	575,736

Class A ordinary shares subject to possible redemption, September 30, 2022	$128,217,115

Note 7 - Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Class A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 13,209,880 Class A ordinary shares issued and outstanding, of which 12,754,784 shares were subject to possible redemption and are classified as temporary equity (see Note 6).
Class B Ordinary Shares
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, the Company had 3,188,696 Class B ordinary shares issued and outstanding (See Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares underlying the Private Placement Units) upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Company’s Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note 8 - Derivative Warrant Liabilities
As of September 30, 2022 and December 31, 2021, the Company had 4,251,595 Public Warrants and the 151,699 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Note 9 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Funds	$128,317,115	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$425,160	$—
Derivative warrant liabilities - Private placement warrants	$—	$15,170	$—

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Funds	$127,556,289	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$2,550,960	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$91,020	$—

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in May 2021, when the Public Warrants were separately listed and traded in an active market and subsequently transferred to a Level 2 in September 2022 due to low trading volume. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in May 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, so the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.
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
The Company utilized a Monte-Carlo simulation to estimate the fair value of the Public and Private Placement Warrants at the issuance dates, and as of March 31, 2021. For the three months ended September 30, 2022 and 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $0.04 million and $1.5 million, respectively, which is presented in the accompanying condensed statements of operations. For the nine months ended September 30, 2022 and for the period from January 8, 2021 (inception) through September 30, 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $2.2 million and $2.8 million, respectively, which is presented in the accompanying condensed statements of operations.
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

Note 10 - Subsequent Events
The Company has evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Proposed Business Combination
On October 17, 2022, the Company (“EBAC”), entered into a Business Combination Agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with Oculis SA, a public limited liability company (
société anonyme
) incorporated and existing under the laws of Switzerland (“Oculis”). Capitalized terms used in this Quarterly Report on Form
10-Q
but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.
Upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with applicable law, as soon as practicable following the date of the Business Combination Agreement, EBAC will form, or cause to be formed, (a) Oculis Holding AG, a public limited liability company incorporated and existing under the laws of Switzerland and that will be a direct wholly owned subsidiary of EBAC (“New Parent”), (b) a new Cayman Islands exempted company that will be a direct wholly owned subsidiary of New Parent (“Merger Sub 1”), (c) another new Cayman Islands exempted company that will be a direct wholly owned subsidiary of New Parent (“Merger Sub 2”) and (d) a new limited liability company (Gesellschaft mit beschränkter Haftung) incorporated and existing under the laws of Switzerland that will be a direct wholly owned subsidiary of New Parent (“Merger Sub 3”).
In connection with the transactions contemplated by the Business Combination Agreement, among other things, (i) Merger Sub 1 will merge with and into EBAC, with EBAC surviving such merger as a wholly owned subsidiary of New Parent (the “First Merger”), (ii) as a result of the First Merger, (a) each issued and outstanding share of EBAC Common Stock will automatically convert into one class of ordinary shares of the surviving company in the First Merger (“Surviving EBAC Shares”), (b) each issued and outstanding warrant issued by EBAC to purchase Class A Common Stock of EBAC will be automatically converted into warrants of the surviving company in the First Merger (“Surviving EBAC Warrants”), and (c) EBAC will deposit or cause to be deposited with the Exchange Agent the Surviving EBAC Shares and Surviving EBAC Warrants, (iii) following the First Merger Effective Time but prior to the Second Merger Effective Time, the Exchange Agent will contribute the Surviving EBAC Shares and Surviving EBAC Warrants to New Parent in exchange for New Parent Class A ordinary shares, nominal value CHF 0.01 per share (the “New Parent Shares”) and a right to acquire New Parent Shares (each, a “New Parent Warrant”), with both New Parent Shares and New Parent Warrants to be held by the Exchange Agent solely on behalf of the holders of Surviving EBAC Shares and Surviving EBAC Warrants (the “New Parent Interests Consideration”), (iv) prior to the Second Merger Effective Time, the Exchange Agent will undertake to (a) distribute the New Parent Shares as part of the New Parent Interests Consideration to the holders of Surviving EBAC Shares and (b) distribute the New Parent Warrants as part of the New Parent Interests Consideration to the holders of Surviving EBAC Warrants, (v) after the First Merger Effective Time and following the completion of the Exchange Agent Contribution Actions, EBAC will merge with and into Merger Sub 2, with Merger Sub 2 as the surviving company and remaining a wholly owned subsidiary of New Parent, (vi) consenting Oculis shareholders executing the Company Shareholders Support Agreements will contribute their shares of Oculis to New Parent in exchange for New Parent Shares and (vii) approximately 30 days after the Acquisition Closing Date, Oculis will merge with and into Merger Sub 3, with Merger Sub 3 as the surviving company.
For additional information regarding the Business Combination Agreement, see the Company’s Current Report on Form
8-K
filed with the SEC on October 17, 2022.
Registration Statement on Form F-4
New Parent initially filed a Registration Statement on Form F-4 with the SEC on November 7, 2022, in connection with the registration under the Securities Act of the shares of the New Parent’s ordinary shares and warrants to be issued in connection with the transactions contemplated in the Business Combination Agreement. However, there is no assurance as to when or if this Registration Statement will be declared effective by the SEC.

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

As of September 30, 2022, we held cash of approximately $273,000, current liabilities of approximately $1.4 million, deferred legal fees of approximately $272,000, and deferred underwriting commissions of approximately $4.5 million. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

Proposed Business Combination

On October 17, 2022, EBAC, entered into a Business Combination Agreement with Oculis. Capitalized terms used in this Quarterly Report on Form 10-Q but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

Upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with applicable law, as soon as practicable following the date of the Business Combination Agreement, EBAC will form, or cause to be formed, (a) New Parent, (b) Merger Sub 1, (c) Merger Sub 2 and (d) Merger Sub 3.

In connection with the transactions contemplated by the Business Combination Agreement, among other things, (i) Merger Sub 1 will merge with and into EBAC, with EBAC surviving such merger as a wholly owned subsidiary of New Parent (the “First Merger”), (ii) as a result of the First Merger, (a) each issued and outstanding share of EBAC Common Stock will automatically convert into one class of ordinary shares of the surviving company in the First Merger (“Surviving EBAC Shares”), (b) each issued and outstanding warrant issued by EBAC to purchase Class A Common Stock of EBAC will be automatically converted into warrants of the surviving company in the First Merger (“Surviving EBAC Warrants”), and (c) EBAC will deposit or cause to be deposited with the Exchange Agent the Surviving EBAC Shares and Surviving EBAC Warrants, (iii) following the First Merger Effective Time but prior to the Second Merger Effective Time, the Exchange Agent will contribute the Surviving EBAC Shares and Surviving EBAC Warrants to New Parent in exchange for New Parent Shares and New Parent Warrants, with both New Parent Shares and New Parent Warrants to be held by the Exchange Agent solely on behalf of the holders of Surviving EBAC

Shares and Surviving EBAC Warrants (the “New Parent Interests Consideration”), (iv) prior to the Second Merger Effective Time, the Exchange Agent will undertake to (a) distribute the New Parent Shares as part of the New Parent Interests Consideration to the holders of Surviving EBAC Shares and (b) distribute the New Parent Warrants as part of the New Parent Interests Consideration to the holders of Surviving EBAC Warrants, (v) after the First Merger Effective Time and following the completion of the Exchange Agent Contribution Actions, EBAC will merge with and into Merger Sub 2, with Merger Sub 2 as the surviving company and remaining a wholly owned subsidiary of New Parent, (vi) consenting Oculis shareholders executing the Company Shareholders Support Agreements will contribute their shares of Oculis to New Parent in exchange for New Parent Shares and (vii) approximately 30 days after the Acquisition Closing Date, Oculis will merge with and into Merger Sub 3, with Merger Sub 3 as the surviving company.

For additional information regarding the Business Combination Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2022.

Registration Statement on Form F-4

New Parent initially filed a Registration Statement on Form F-4 with the SEC on November 7, 2022, in connection with the registration under the Securities Act of the shares of the New Parent’s ordinary shares and warrants to be issued in connection with the transactions contemplated in the Business Combination Agreement. However, there is no assurance as to when or if this Registration Statement will be declared effective by the SEC.

RESULTS OF OPERATIONS

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our entire activity since inception up to September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination (see recent developments above). We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of income from investments held in the Trust Account and change in fair value of warrant liability. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in our search for and completion of a Business Combination.

For the three months ended September 30, 2022, we had net loss of approximately $400,000, which consisted of approximately $1.0 million of general and administrative expenses partially offset by approximately $40,000 of non-operating gain from changes in fair value of derivative warrant liabilities and approximately $576,000 in income from investments held in the Trust Account.

For the three months ended September 30, 2021, we had we had net income of approximately $1.2 million which consisted of approximately $1.5 million of non-operating gain from changes in fair value of derivative warrant liabilities and approximately $2,000 in income from investments held in the Trust Account, partially offset by approximately $253,000 of general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $1.3 million, which consisted of approximately $2.2 million of non-operating gain from changes in fair value of derivative warrant liabilities and approximately $761,000 in income from investments held in the Trust Account, partially offset by approximately $1.7 million of general and administrative expenses.

For the period from January 8, 2021 (inception) through September 30, 2021, we had net income of approximately $1.9 million, which consisted of approximately $2.8 million of non-operating gain from changes in fair value of derivative warrant liabilities and approximately $6,000 in income from investments held in the Trust Account, partially offset by approximately $558,000 of general and administrative expenses, and a non-operating expense of approximately $315,000 related to offering costs for derivative warrant liabilities.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $273,000 in our operating bank account and working capital deficit of approximately $968,000.

Our liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $300,000 under the Note (Note 4 to our condensed financial statements). We repaid the Note in full on March 22, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under Working Capital Loans.

Management does not believe the current cash on hand will be sufficient to cover obligations that come due within one year of release. Management has determined that the liquidity, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before March 18, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete the proposed business combination on or prior to March 18, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 18, 2023. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the condensed balance sheets. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq, the Company agreed to pay affiliates of the Sponsor a total of $20,000 per month for office space, administrative and support services. Such agreement terminated as of October 17, 2022.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14 day of November 2022

EUROPEAN BIOTECH ACQUISITION CORP.

By:	/s/ Eduardo Bravo Fernandez de Araoz
Name:	Eduardo Bravo Fernandez de Araoz
Title:	Chief Executive Officer (Principal Executive Officer)