Form 10-K
period 2022-12-31
European Biotech Acquisition Corp.
filed 2023-02-28
CIK 1841258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SE CURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act
).    Yes  ☒    No  ☐
The aggregate market value of the ordinary shares held by
non-affiliates
of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $129,192,626.
As of February 24, 2023, the
 Registrant had 13,209,880 of its Class A ordinary shares, $0.0001 par value per share, and 3,188,696 of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

Auditor Firm Id: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding us or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including, without limitation, those relating to the Business Combination (as defined below). In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example and without limitation, statements about: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the Business Combination Agreement; (2) the outcome of any legal proceedings that may be instituted against EBAC, Oculis, the combined company or others following the announcement of the Business Combination; (3) the inability to complete the Business Combination due to the failure to obtain approval of the shareholders of EBAC or to satisfy other conditions to closing, including the satisfaction of the minimum trust account amount following any redemptions; (4) changes to the proposed structure of the Business Combination that may be required or appropriate as a result of applicable laws or regulations or as a condition to obtaining regulatory approval of the Business Combination; (5) the ability to meet stock exchange listing standards at or following the consummation of the Business Combination; (6) the risk that the Business Combination disrupts current plans and operations of Oculis as a result of the announcement and consummation of the Business Combination; (7) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, the ability of the combined company to obtain regulatory approval for their products, generate revenue, maintain relationships with third party contractors and retain its management and key employees; (8) costs related to the Business Combination; (9) changes in applicable laws or regulations; (10) the possibility that Oculis or the combined company may be adversely affected by other economic, business, and/or competitive factors; (11) the limited operating history of Oculis; (12) the Oculis business is subject to significant governmental regulation; (13) the Oculis business may not successfully expand into other markets; and (14) other risks and uncertainties set forth in the sections entitled “Risk Factors” herein and which is set forth in a Registration Statement on Form F-4 (File No. 333-268201) filed by EBAC with the SEC in connection with the Business Combination. The Registration Statement was declared effective by the SEC on February 3, 2023.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the Company), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

On March 18, 2021, we consummated our initial public offering (the “IPO” or “Initial Public Offering”) of 12,000,000 Units, at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $7.1 million, of which $4.2 million was for deferred underwriting commissions (see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022). We granted the underwriter a 45-day option to purchase up to an additional 1,800,000 Units at the IPO price to cover over-allotments, if any. On April 29, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the additional 754,784 Over-Allotment Units occurred on May 3, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of approximately $7.5 million.

Simultaneously with the closing of the IPO, we consummated the Private Placement of 440,000 units, at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of $4.4 million (see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022). Simultaneously with the issuance and sale of the Option Units, the Company consummated the private placement with the Sponsor of 15,096 Additional Private Placement Units, generating total proceeds of $150,960.

Approximately $127.5 million of the net proceeds of the IPO were placed in a Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invests only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Proposed Business Combination

On October 17, 2022, we entered into a Business Combination Agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with Oculis SA, a public limited liability company (société anonyme) incorporated and existing under the laws of Switzerland (“Oculis”). Oculis is a clinical-stage biopharmaceutical company, based in Switzerland, with substantial expertise in therapeutics used to treat ocular diseases, and engaged in the development of innovative drug candidates which have the potential to address many eye-related conditions. Oculis’s focus is on advancing therapeutic candidates intended to treat significant and growing ophthalmic diseases which result in vision loss, blindness or reduced quality of life, for which there are currently limited or no treatment options. Upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with applicable law, as soon as practicable following the date hereof, (i) EBAC will form, or cause to be formed, (a) Oculis Holding AG, a public limited liability company incorporated and existing under the laws of Switzerland and that will be a direct wholly owned subsidiary of EBAC (“New Parent”), (b) a new Cayman Islands exempted company that will be a direct wholly owned subsidiary of New Parent (“Merger Sub 1”), (c) another new Cayman Islands exempted company that will be a direct wholly owned subsidiary of New Parent (“Merger Sub 2”) and (d) a new limited liability company (Gesellschaft mit beschränkter Haftung) incorporated and existing under the laws of Switzerland that will be a direct wholly owned subsidiary of New Parent (“Merger Sub 3”) and (ii) EBAC will cause New Parent, Merger Sub 1, Merger Sub 2 and Merger Sub 3 to become a party to the Business Combination Agreement.

In connection with the transactions contemplated by the Business Combination Agreement, among other things, (i) Merger Sub 1 will merge with and into EBAC, with EBAC surviving such merger as a wholly owned subsidiary of New Parent (the “First Merger”), (ii) as a result of the First Merger, (a) each issued and outstanding share of EBAC Common Stock will automatically convert into one class of ordinary shares of the surviving company in the First Merger (“Surviving EBAC Shares”), (b) each issued and outstanding warrant issued by EBAC to purchase Class A Common Stock of EBAC will be automatically converted into warrants of the surviving company in the First Merger (“Surviving EBAC Warrants”), and (c) EBAC will deposit or cause to be deposited with the Exchange Agent the Surviving EBAC Shares and Surviving EBAC Warrants, (iii) following the First Merger Effective Time but prior to the Second Merger Effective Time, the Exchange Agent will contribute the Surviving EBAC Shares and Surviving EBAC Warrants to New Parent in exchange for New Parent Class A ordinary shares, nominal value CHF 0.01 per share (the “New Parent Shares”) and a right to acquire New Parent Shares (each, a “New Parent Warrant”), with both New Parent Shares and New Parent Warrants to be held by the Exchange Agent solely on behalf of the holders of Surviving EBAC Shares and Surviving EBAC Warrants (the “New Parent Interests Consideration, (iv) prior to the Second Merger Effective Time, the Exchange Agent will undertake to (a) distribute the New Parent Shares as part of the New Parent Interests Consideration to the holders of Surviving EBAC Shares and (b) distribute the New Parent Warrants as part of the New Parent Interests Consideration to the holders of Surviving EBAC Warrants, (v) after the First Merger Effective Time and following the completion of the Exchange Agent Contribution Actions, EBAC will merge with and into Merger Sub 2, with Merger Sub 2 as the surviving company and remaining a wholly owned subsidiary of New Parent, (vi) consenting Oculis shareholders executing the Company Shareholders Support Agreements will contribute their shares of Oculis to New Parent in exchange for New Parent Shares and (vii) approximately 30 days after the Acquisition Closing Date, Oculis will merge with and into Merger Sub 3, with Merger Sub 3 as the surviving company.

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of EBAC and Oculis.

PIPE Subscription Agreements

In connection with the foregoing and concurrently with the execution of the Business Combination Agreement, we entered into subscription agreements with the Initial PIPE Investors (the “Initial Subscription Agreements”), pursuant to which the Initial PIPE Investors have agreed to purchase from us, severally and not jointly, and we have agreed to issue from treasury and sell to the Initial PIPE Investors, a number of EBAC Class A Common Stock equal to (i) the total subscription amount from the Initial PIPE Investors divided by (ii) $10.00 (the “Initial PIPE Financing”). Subsequent to the Initial PIPE Financing, on January 26, 2023, EBAC entered into subscription agreements (the “Subsequent Subscription Agreements”, and together with the Initial Subscription Agreements, the “Subscription Agreements”) with certain subscribers (the “Subsequent PIPE Investors”, and together with the Initial PIPE Investors, the “PIPE Investors”), pursuant to which the Subsequent PIPE Investors have agreed to subscribe for, and we have agreed to issue to the Subsequent Subscribers, an aggregate of 788,500 EBAC Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $7,885,000 (the “Subsequent PIPE Financing”, and together with the Initial PIPE Financing, the “PIPE Financing”). The aggregate amount of EBAC Class A Common Stock to be issued pursuant to the PIPE Financing is 7,118,891 shares for aggregate gross proceeds of $71,188,910. The shares of EBAC Class A Common Stock to be issued from treasury pursuant to the Subscription Agreements have not been registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act (as defined below). Upon the Acquisition Closing, New Parent will grant the PIPE Investors certain customary registration rights in connection with the PIPE Financing (as defined below), including demand and piggyback rights, as set forth in the Amended Registration Rights and Lock-Up Agreement (as defined below). The PIPE Financing is contingent upon, among other things, the Acquisition Closing.

Non-Redemption Agreements

Concurrently with the execution of the Business Combination Agreement, certain shareholders of EBAC (the “EBAC Voting Shareholders”) entered into non-redemption agreements (the “Non-Redemption Agreements”) with EBAC and Sponsor.

Pursuant to the Non-Redemption Agreements, each EBAC Voting Shareholder agreed for the benefit of EBAC to not redeem and to vote all of their EBAC ordinary shares now owned or hereafter acquired (the “Subject EBAC Equity Securities”), representing 700,789 EBAC ordinary shares in the aggregate, in favor of the transaction proposals. In connection with these commitments from the EBAC Voting Shareholders, Sponsor has agreed to transfer to each Investor one New Parent Share for every ten EBAC ordinary shares owned by such investor, on or promptly following the Acquisition Closing Date. The EBAC Voting Shareholders also each agreed to a lock-up to not transfer any Subject EBAC Equity Securities for a period of 90 calendar days after the Acquisition Closing Date.

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor entered into a letter agreement (the “Sponsor Letter Agreement”) with EBAC and Oculis pursuant to which the Sponsor agreed, among other things, to (i) vote all of the EBAC Common Stock it beneficially owns in favor of the Business Combination and related transactions and to take certain other actions in support of the Business Combination Agreement and related transactions, (ii) not transfer its shares of EBAC Common Stock and EBAC Warrants, in each case until the consummation of the Acquisition Closing (subject to certain customary exceptions), (iii) waive certain anti-dilution adjustments and (iv) waive certain redemption rights.

Amended and Restated Registration Rights and Lock-Up Agreement

On the Acquisition Closing Date, the Sponsor and certain shareholders of Oculis and New Parent will enter into an amended and restated registration rights agreement and lock-up agreement (the “Amended and Restated Registration Rights and Lock-Up Agreement”) pursuant to which, among other things, certain shareholders of New Parent will be granted certain customary demand and “piggy-back” registration rights with respect to their respective New Parent Shares.

The Amended and Restated Registration Rights and Lock-Up Agreement will contain certain restrictions on transfer of New Parent Shares and other Registrable Securities (as defined therein) to be held by the Holders immediately following the Acquisition Closing (the “Lock-up Securities”). Such restrictions begin on the Acquisition Closing Date and end on the earlier of (x) (i) for the Sponsor the 270 days after the Acquisition Closing Date and (ii) for the rest of the Holders 180 days from the Acquisition Closing Date and (y) the last reported trading price of the New Parent Shares on Nasdaq exceeds $15.00 for 20 trading days within any 30 trading day period commencing at least 150 days after the Acquisition Closing Date.

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

In the event that the proposed business combination is not consummated, we may pursue an initial business combination target in any industry. Accordingly, there is no current basis for investors in the public offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account and the proceeds from the PIPE Financing, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $20,000 per month for office space, administrative, and support services and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. As of October 17, 2022, such arrangements has been terminated with no further payments or other obligations owed to such affiliate. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, such as the proposed business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination, regardless of whether such shareholder votes on such proposed initial business combination, and if they do vote, regardless of whether they vote for or against such proposed initial business combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, such as the proposed business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. Furthermore, to the extent we are considered a Dutch tax resident, any distribution of interest income to our shareholders will be subject to 15% withholding tax under Dutch law. The amount in the Trust Account was anticipated to be $10.00 per public share as of December 31, 2022. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares acquired during or after the public offering by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our initial business combination).

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer if the proposed business combination is not consummated. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares (excluding the private placement shares underlying the private placement units) or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq we will be required to comply with the Nasdaq rules.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 4,783,045, or 37.5% (assuming all issued and outstanding shares are voted) of the 12,754,784 public shares sold in the public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our initial business combination).

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have until March 18, 2023 to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of the public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and any withholding taxes) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of the public offering. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $215,570 held outside the Trust Account as of February 24, 2023, plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business (other than Marcum LLP, our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Credit Suisse Securities (USA) LLC and Kempen & Co U.S.A., Inc. will not execute an agreement with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business (except for our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,000,000 following the public offering and the sale of the private placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the public offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

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

Facilities

We currently maintain our executive offices at EPFL Innovation Park Building, 1015 Lausanne, Switzerland. We consider our current office space adequate for our current operations.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at EPFL Innovation Park Building, 1015 Lausanne, Switzerland or by telephone at +41 77 976 21 09.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. See also the Risk Factors that are set forth in the Registration Statement on Form F-4 (File No. 333- 268201) that we filed with the SEC relating to our proposed business combination with Oculis. The Registration Statement was declared effective by the SEC on February 3, 2023.

RISKS RELATED TO THE BUSINESS COMBINATION AGREEMENT

We may not be able to effect the Business Combination pursuant to the Business Combination Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction, and may not be able to find additional sources of financing to cover those costs.

In connection with the Business Combination Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of equity and debt financing, costs associated with employing and retaining third party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Business Combination Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the Trust Account.

If the proposed business combination with Oculis fails, it may be difficult to research a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by March 18, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with Oculis took a substantial amount of time, and if the proposed business combination with Oculis fails, we may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

RISKS RELATING TO OUR SEARCH FOR, AND CONSUMMATION OF OR INABILITY TO CONSUMMATE, A BUSINESS COMBINATION

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had approximately $308,000 in cash and working capital deficit of approximately $406,000 (not taking into account approximately $33,000 in tax obligations that may be paid using investment income classified in the Trust Account). Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need are discussed in the section of the Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

Please see Item 1—“Business-Effecting Our Initial Business Combination-Permitted Purchases and Other Transactions with Respect to Our Securities” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete an initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the initial business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns, on an as-converted basis, 20% of our outstanding ordinary shares (excluding the private placement shares underlying the private placement units) immediately following the completion of the public offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association will provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial purchaser’s founder shares, we would need 4,783,045, or 37.5% (assuming all issued and outstanding shares are voted) of the 12,754,784 public shares sold in the public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. If we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by March 18, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

In late February 2022, Russian military forces invaded Ukraine. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, and the potential for wider conflict may increase financial market volatility and could have adverse effects on regional and global economic markets, including the markets for certain securities and commodities. Following Russia’s actions, various countries, including the United States, Canada, the United Kingdom, Germany, and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. The sanctions consist of the prohibition of trading in certain Russian securities and engaging in certain private transactions, the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and persons, and the freezing of Russian assets. The sanctions include a possible commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT,” the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. A number of large corporations and U.S. states have also announced plans to curtail business dealings with certain Russian businesses.

The imposition of the current sanctions (and potential imposition of further sanctions in response to continued Russian military activity) and other actions undertaken by countries and businesses may adversely impact various sectors of the Russian economy, and the military action has severe impacts on the Ukrainian economy, including its exports and food production. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted and may result in a negative impact on the markets and thereby may negatively impact our ability to consummate a Business Combination.

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

We may not be able to find a suitable target business and consummate an initial business combination, such as the proposed business combination, within 24 months after the closing of the public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and any withholding tax), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately-negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See Item 1 – “Business-Effecting Our Initial Business Combination-Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

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

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. However, in connection with the Sponsor Support Agreement entered into with EBAC, the Sponsor and Oculis in connection with the Business Combination Agreement, the Sponsor has agreed to waive certain of these anti-dilution adjustments, contingent upon and effective as of the Acquisition Closing. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination, such as the proposed business combination, within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination, such as the proposed business combination, for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination, such as the proposed business combination, within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders if the proposed business combination is not consummated. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 10 – “Directors, Executive Officers and Corporate Governance-Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. If the proposed business combination is n ot consummated, although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

We may only be able to complete one business combination, such as the proposed business combination, with the proceeds of the public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the public offering and the sale of the private placement units provided us with $119,983,669 that we may use to complete our initial business combination.

If the proposed business combination is not consummated, we may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

If the proposed business combination is not consummated, and we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company, such as Oculis. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

Although we believe that the net proceeds of the public offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the public offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If the proposed business combination is not consummated, we may consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see Item 10 – “Directors, Executive Officers and Corporate Governance-Conflicts of Interest.”

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 10 – “Directors, Executive Officers and Corporate Governance-Conflicts of Interest.”

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

Our amended and restated memorandum and articles of association will authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2022, there were 186,790,120 and 16,811,304 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. As of December 31, 2022, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in “Description of Securities-Warrants-Public Shareholders’ Warrants”. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of investors in the public offering;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

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

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the IPO prospectus, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

None of the private placement warrants will be redeemable by us as (except as set forth under “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by our sponsor or its permitted transferees.

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

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the

Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities-Warrants-Public Shareholders’ Warrants- Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See Item 1 – “Business-Effecting Our Initial Business Combination-Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Because we are a blank-check company with no current active business, based upon the composition of our income and assets, we believe we would qualify as a PFIC for the taxable year ending December 31, 2022. However, there can be no assurance with respect to our PFIC status for any taxable year. Whether we will be a PFIC for the taxable year ending December 31, 2023 will depend on the timing of the Business Combination, the fair market value of our assets from time to time and the amount and nature of our income post-Business Combination, none of which can be determined with certainty at this time. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Additionally, although a foreign corporation’s PFIC status is determined annually, a determination that we are a PFIC for a taxable year in which a U.S. Holder holds shares in such entity will generally continue to apply to such U.S. Holder for subsequent taxable years in which the holder continues to hold shares in such entity (including a successor entity), whether or not such entity continues to be a PFIC. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election. However, there can be no assurance that we will have timely knowledge of our status as a PFIC in the future or that we will make available such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their tax advisors regarding the possible application of the PFIC rules.

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

The Financial Accounting Standards Board’s Accounting Standards Codification Topic 815, “Derivatives and Hedging” (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on its warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result in a material adverse effect on our ability to consummate an initial business combination.

Following the issuance of the SEC Staff Statement, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants and the accounting for redeemable shares issued in connection with our Initial Public Offering. Our internal control over financial reporting did not result in the proper accounting classification of the warrants, which, due to its impact on our financial statements, we determined to be a material weakness. We remediated the material weakness in the second quarter of 2022.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2022, we have identified a material weakness in our internal control over financial reporting related to the reporting of the accounts payable, accrued expenses, capital taxes, and deferred legal fees. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022. Specifically, the Company’s management has concluded that our controls to ensure all information entered is complete and accurate were not effectively designed or maintained, particularly around the treatment of leases, accounts payable, administrative support agreement, and taxes. This material weakness resulted in the adjustment of the Company’s consolidated financial statements as of December 31, 2022.

The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

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

If the proposed business combination is not consummated, and we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

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

Following our initial business combination, such as the proposed business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

In the event the proposed business combination is not consummated and we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If the proposed business combination is not consummated and we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease executive offices at EPFL Innovation Park Building, 1015 Lausanne, Switzerland from Oculis. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants are listed on the Nasdaq under the symbols “EBACU,” “EBAC” and “EBACW”, respectively.

Holders

As of December 31, 2022, there were two holders of record of our units, one holder of record of our Class A ordinary shares, three holders of record of our Class B ordinary shares and one holder of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the Founder Shares and Private Placement Units to our Sponsor and our initial shareholders during 2021 were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors” and “Summary Risk Factors” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We European Biotech Acquisition Corp. (“Company” or “we”) are a blank check company incorporated on January 8, 2021 as a Cayman Islands exempted company formed for the purpose of effecting a Business Combination. We will not be limited to a particular industry or geographic region in our identification and acquisition of a target company.

On March 18, 2021, we consummated our IPO of 12,000,000 Units, at $10.00 per Unit, generating gross proceeds of $120.0 million, and incurring offering costs of approximately $7.1 million, of which $4.2 million was for deferred underwriting commissions (see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022). We granted the underwriter a 45-day option to purchase up to an additional 1,800,000 Units at the IPO price to cover over-allotments, if any. On April 29, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the additional 754,784 Over-Allotment Units occurred on May 3, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of approximately $7.5 million.

Simultaneously with the closing of the IPO, we consummated the Private Placement of 440,000 units, at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of $4.4 million (see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022). Simultaneously with the issuance and sale of the Option Units, the Company consummated the private placement with the Sponsor of 15,096 Additional Private Placement Units, generating total proceeds of $150,960.

Approximately $127.5 million of the net proceeds of the IPO were placed in a Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invests only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Proposed Business Combination

On October 17, 2022, we entered into a Business Combination Agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with Oculis SA, a public limited liability company (société anonyme) incorporated and existing under the laws of Switzerland (“Oculis”). Oculis is a clinical-stage biopharmaceutical company, based in Switzerland, with substantial expertise in therapeutics used to treat ocular diseases, and engaged in the development of innovative drug candidates which have the potential to address many eye-related conditions. Oculis’s focus is on advancing therapeutic candidates intended to treat significant and growing ophthalmic diseases which result in vision loss, blindness or reduced quality of life, for which there are currently limited or no treatment options. Upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with applicable law, as soon as practicable following the date hereof, (i) EBAC will form, or cause to be formed, (a) Oculis Holding AG, a public limited liability company incorporated and existing under the laws of Switzerland and that will be a direct wholly owned subsidiary of EBAC (“New Parent”), (b) a new Cayman Islands exempted company that will be a direct wholly owned subsidiary of New Parent (“Merger Sub 1”), (c) another new Cayman Islands exempted company that will be a direct wholly owned subsidiary of New Parent (“Merger Sub 2”) and (d) a new limited liability company (Gesellschaft mit beschränkter Haftung) incorporated and existing under the laws of Switzerland that will be a direct wholly owned subsidiary of New Parent (“Merger Sub 3”) and (ii) EBAC will cause New Parent, Merger Sub 1, Merger Sub 2 and Merger Sub 3 to become a party to the Business Combination Agreement.

In connection with the transactions contemplated by the Business Combination Agreement, among other things, (i) Merger Sub 1 will merge with and into EBAC, with EBAC surviving such merger as a wholly owned subsidiary of New Parent (the “First Merger”), (ii) as a result of the First Merger, (a) each issued and outstanding share of EBAC Common Stock will automatically convert into one class of ordinary shares of the surviving company in the First Merger (“Surviving EBAC Shares”), (b) each issued and outstanding warrant issued by EBAC to purchase Class A Common Stock of EBAC will be automatically converted into warrants of the surviving company in the First Merger (“Surviving EBAC Warrants”), and (c) EBAC will deposit or cause to be deposited with the Exchange Agent the Surviving EBAC Shares and Surviving EBAC Warrants, (iii) following the First Merger Effective Time but prior to the Second Merger Effective Time, the Exchange Agent will contribute the Surviving EBAC Shares and Surviving EBAC Warrants to New Parent in exchange for New Parent Class A ordinary shares, nominal value CHF 0.01 per share (the “New Parent Shares”) and a right to acquire New Parent Shares (each, a “New Parent Warrant”), with both New Parent Shares and New Parent Warrants to be held by the Exchange Agent solely on behalf of the holders of Surviving EBAC Shares and Surviving EBAC Warrants (the “New Parent Interests Consideration, (iv) prior to the Second Merger Effective Time, the Exchange Agent will undertake to (a) distribute the New Parent Shares as part of the New Parent Interests Consideration to the holders of Surviving EBAC Shares and (b) distribute the New Parent Warrants as part of the New Parent Interests Consideration to the holders of Surviving EBAC Warrants, (v) after the First Merger Effective Time and following the completion of the Exchange Agent Contribution Actions, EBAC will merge with and into Merger Sub 2, with Merger Sub 2 as the surviving company and remaining a wholly owned subsidiary of New Parent, (vi) consenting Oculis shareholders executing the Company Shareholders Support Agreements will contribute their shares of Oculis to New Parent in exchange for New Parent Shares and (vii) approximately 30 days after the Acquisition Closing Date, Oculis will merge with and into Merger Sub 3, with Merger Sub 3 as the surviving company.

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of EBAC and Oculis.

PIPE Subscription Agreements

In connection with the foregoing and concurrently with the execution of the Business Combination Agreement, we entered into subscription agreements with the Initial PIPE Investors (the “Initial Subscription Agreements”), pursuant to which the Initial PIPE Investors have agreed to purchase from us, severally and not jointly, and we have agreed to issue from treasury and sell to the Initial PIPE Investors, a number of EBAC Class A Common Stock equal to (i) the total subscription amount from the Initial PIPE Investors divided by (ii) $10.00 (the “Initial PIPE Financing”). Subsequent to the Initial PIPE Financing, on January 26, 2023, EBAC entered into subscription agreements (the “Subsequent Subscription Agreements”, and together with the Initial Subscription Agreements, the “Subscription Agreements”) with certain subscribers (the “Subsequent PIPE Investors”, and together with the Initial PIPE Investors, the “PIPE Investors”), pursuant to which the Subsequent PIPE Investors have agreed to subscribe for, and we have agreed to issue to the Subsequent Subscribers, an aggregate of 788,500 EBAC Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $7,885,000 (the “Subsequent PIPE Financing”, and together with the Initial PIPE Financing, the “PIPE Financing”). The aggregate amount of EBAC Class A Common Stock to be issued pursuant to the PIPE Financing is 7,118,891 shares for aggregate gross proceeds of $71,188,910. The shares of EBAC Class A Common Stock to be issued from treasury pursuant to the Subscription Agreements have not been registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act (as defined below). Upon the Acquisition Closing, New Parent will grant the PIPE Investors certain customary registration rights in connection with the PIPE Financing (as defined below), including demand and piggyback rights, as set forth in the Amended Registration Rights and Lock-Up Agreement (as defined below). The PIPE Financing is contingent upon, among other things, the Acquisition Closing.

Non-Redemption Agreements

Concurrently with the execution of the Business Combination Agreement, certain shareholders of EBAC (the “EBAC Voting Shareholders”) entered into non-redemption agreements (the “Non-Redemption Agreements”) with EBAC and Sponsor.

Pursuant to the Non-Redemption Agreements, each EBAC Voting Shareholder agreed for the benefit of EBAC to not redeem and to vote all of their EBAC ordinary shares now owned or hereafter acquired (the “Subject EBAC Equity Securities”), representing 700,789 EBAC ordinary shares in the aggregate, in favor of the transaction proposals. In connection with these commitments from the EBAC Voting Shareholders, Sponsor has agreed to transfer to each Investor one New Parent Share for every ten EBAC ordinary shares owned by such investor (for a total of 70,079 New Parent Shares), on or promptly following the Acquisition Closing Date. The EBAC Voting Shareholders also each agreed to a lock-up to not transfer any Subject EBAC Equity Securities for a period of 90 calendar days after the Acquisition Closing Date.

The foregoing description of the Non-Redemption Agreement is subject to and qualified in its entirety by reference to the full text of the form of Shareholder Non-Redemption Agreement, a copy of which is included as Exhibit 10.10 hereto, and the terms of which are incorporated by reference.

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor entered into a letter agreement (the “Sponsor Letter Agreement”) with EBAC and Oculis pursuant to which the Sponsor agreed, among other things, to (i) vote all of the EBAC Common Stock it beneficially owns in favor of the Business Combination and related transactions and to take certain other actions in support of the Business Combination Agreement and related transactions, (ii) not transfer its shares of EBAC Common Stock and EBAC Warrants, in each case until the consummation of the Acquisition Closing (subject to certain customary exceptions), (iii) waive certain anti-dilution adjustments and (iv) waive certain redemption rights.

Amended and Restated Registration Rights and Lock-Up Agreement

On the Acquisition Closing Date, the Sponsor and certain shareholders of Oculis and New Parent will enter into an amended and restated registration rights agreement and lock-up agreement (the “Amended and Restated Registration Rights and Lock-Up Agreement”) pursuant to which, among other things, certain shareholders of New Parent will be granted certain customary demand and “piggy-back” registration rights with respect to their respective New Parent Shares.

The Amended and Restated Registration Rights and Lock-Up Agreement will contain certain restrictions on transfer of New Parent Shares and other Registrable Securities (as defined therein) to be held by the Holders immediately following the Acquisition Closing (the “Lock-up Securities”). Such restrictions begin on the Acquisition Closing Date and end on the earlier of (x) (i) for the Sponsor the 270 days after the Acquisition Closing Date and (ii) for the rest of the Holders 180 days from the Acquisition Closing Date and (y) the last reported trading price of the New Parent Shares on Nasdaq exceeds $15.00 for 20 trading days within any 30 trading day period commencing at least 150 days after the Acquisition Closing Date.

RESULTS OF OPERATIONS

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our entire activity since inception up to December 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination (see recent developments above). We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of income from investments held in the Trust Account and change in fair value of warrant liability. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in our search for and completion of a Business Combination.

For the year ended December 31, 2022, we had net income of approximately $343,000, which consisted of approximately $1.3 million of non-operating gain from changes in fair value of derivative warrant liabilities and approximately $1.8 million in income from investments held in the Trust Account, partially offset by approximately $2.8 million of general and administrative expenses and approximately $33,000 of capital tax expense.

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

Liquidity and Going Concern

As of December 31, 2022, we had approximately $308,000 in our operating bank account and working capital deficit of approximately $406,000 (not taking into account approximately $33,000 in tax obligations that may be paid using investment income classified in the Trust Account).

Our liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $300,000 under the Note (see Note 4 to our consolidated financial statements). We repaid the Note in full on March 22, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under Working Capital Loans.

Management does not believe the current cash on hand will be sufficient to cover obligations that come due within one year of release. Management has determined that the liquidity, the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before March 18, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete the proposed business combination on or prior to March 18, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 18, 2023. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We continue to evaluate the impact of the COVID-19 pandemic and the Russia/Ukraine military conflict and have concluded that the specific impact is not readily determinable as of the date of the balance sheets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

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

Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, on May 13, 2021, the fair value of the Public Warrants is based on the observable listed price for such warrants. Since the Private Placement Warrants have substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 12,754,784 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheet.

We have elected to recognize changes in redemption value immediately as they occur and subsequently adjust (for interest income and dissolution expenses) the carrying value of the redeemable Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (if available) and accumulated deficit. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the IPO (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 4,403,294 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from January 8, 2021 (inception) through December 31, 2022. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B ordinary shares that were excluded from the weighted average number of shares outstanding for the basic calculation as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares, resulting in a greater number of Class B ordinary shares being included in weighted average shares for the diluted calculation for the applicable periods.

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are still evaluating the impact of this pronouncement on the consolidated financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we have evaluated the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from January 8, 2021 (inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from January 8, 2021 (inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 8, 2021 (inception) through December 31, 2021	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
European Biotech Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of European Biotech Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations
,
changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 8, 2021 (inception) through December 31, 2021, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
E
xplanatory Paragraph
– Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company currently has a mandatory liquidation date of March 18, 2023. The Company has also determined that it will not have sufficient cash to cover obligations that come due within one year after issuance. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
New York, NY
February 27, 2023

EUROPEAN BIOTECH ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

Assets
Current assets:
Cash	$308,488	$868,280
Prepaid expenses	48,149	48,190

Total current assets	356,637	916,470
Investments held in Trust Account	129,396,138	127,556,289

Total Assets	$129,752,775	$128,472,759

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$359,537	$57,906
Accrued expenses	403,088	447,295
Capital tax payable	32,943	—

Total current liabilities	795,568	505,201
Derivative warrant liabilities	1,320,990	2,641,980
Deferred legal fees	1,967,744	—
Deferred underwriting commissions	4,464,174	4,464,174

Total liabilities	8,548,476	7,611,355

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 12,754,784 shares at redemption value of $10.13 and $10.00 per share as of December 31, 2022 and 2021, respectively	129,263,195	127,547,840
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 455,096 shares issued and outstanding (excluding 12,754,784 shares subject to possible redemption) as of December 31, 2022 and 2021	46	46
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,188,696 shares issued and outstanding as of December 31, 2022 and 2021	319	319
Additional paid-in capital	—	—
Accumulated deficit	(8,059,261)	(6,686,801)

Total shareholders’ deficit	(8,058,896)	(6,686,436)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$129,752,775	$128,472,759

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For The Period From January 8, 2021 (Inception) Through December 31, 2021

General and administrative expenses	$2,594,033	$912,095
General and administrative expenses—related party	190,968	187,742
Capital tax expense	32,943	—

Loss from operations	(2,817,944)	(1,099,837)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,320,990	2,884,910
Income from investments held in Trust Account	1,839,849	8,445
Offering costs associated with derivative warrant liabilities	—	(314,846)

Net income	$342,895	$1,478,672

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	12,754,784	10,199,476

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.02	$0.11

Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares, basic	3,643,792	3,409,725

Basic net income per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.02	$0.11

Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares, diluted	3,643,792	3,465,069

Diluted net income per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.02	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

F -
4

EUROPEAN BIOTECH ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance— January 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Sale of units in private placement, less allocation to derivative warrant liabilities	440,000	44	—	—	4,210,756	—	4,210,800
Sale of units in private placement, less allocation to derivative warrant liabilities, gross (over-allotment)	15,096	2	—	—	145,119	—	145,121
Forfeiture of Class B ordinary shares	—	—	(261,304)	(26)	26	—	—
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,380,556)	(8,165,473)	(12,546,029)
Net income	—	—	—	—	—	1,478,672	1,478,672

Balance— December 31, 2021	455,096	46	3,188,696	319	—	(6,686,801)	(6,686,436)
Subsequent remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(1,715,355)	(1,715,355)
Net income	—	—	—	—	—	342,895	342,895

Balance— December 31, 2022	455,096	$46	3,188,696	$319	$—	$(8,059,261)	$(8,058,896)

The accompanying notes are an integral part of these consolidated financial statements.

F -
5

EUROPEAN BIOTECH ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For The Period From January 8, 2021 (Inception) Through December 31, 2021

Cash Flows from Operating Activities:
Net income	$342,895	$1,478,672
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	—	314,846
Change in fair value of derivative warrant liabilities	(1,320,990)	(2,884,910)
Income from investments held in the Trust Account	(1,839,849)	(8,445)
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Changes in operating assets and liabilities:
Prepaid expenses	41	(48,190)
Accounts payable	301,631	57,905
Accrued expenses	793	376,291
Deferred legal fees	1,967,744	—
Capital tax payable	32,943	—

Net cash used in operating activities	(514,792)	(688,831)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(127,547,843)

Net cash used in investing activities	—	(127,547,843)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	—	127,547,840
Proceeds received from private placement, gross	—	4,550,960
Repayment of note payable to related parties	—	(37,806)
Offering costs paid	(45,000)	(2,956,040)

Net cash provided by (used in) financing activities	(45,000)	129,104,954

Net change in cash	(559,792)	868,280
Cash—beginning of the period	868,280	—

Cash—end of the period	$308,488	$868,280

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$71,003
Offering costs paid by Sponsor under promissory note	$—	$37,806
Deferred underwriting commissions	$—	$4,464,174
Remeasurement of Class A ordinary shares subject to possible redemption	$1,715,355	$12,546,029
The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN BIOTECH ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Note 1—Description of Organization, and Business Operations
European Biotech Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on January 8, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination (see below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating

income in the form of income from investments of the proceeds derived from the Initial Public Offering, along with gains and losses from the change in fair value of warrant liabilities.
The Company’s sponsor is LSP Sponsor EBAC B.V., a Dutch limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 15, 2021. On March 18, 2021, the Company consummated its Initial Public Offering of 12,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, which generated gross proceeds of $120.0 million, and incurring offering costs of approximately $7.1 million, of which $4.2 million was for deferred underwriting commissions (see Note 3). The Company granted the underwriter a
45-day
option to purchase up to an additional 1,800,000 Units at the Initial Public Offering price to cover over-allotments, if any (the “Over-Allotment Units”). On May 3, 2021, the Company issued 754,784 Over-Allotment Units resulting in total gross proceeds of approximately $7.5 million, and the allotment option for the remaining 1,045,216 Over-Allotment Units expired.
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
Upon the closing of the Initial Public Offering and the Private Placement, approximately $120.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is being
 invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In addition, the Sponsor and certain investors have advanced an aggregate amount of approximately $360,000 into the Trust Account to cover for the over-allotment option, if exercised. The over-allotment option was not exercised, so the excess funds were returned to such related parties. Upon partial exercise of the over-allotment, on May 4, 2021, the Company returned excess cash of $209,040 to the related parties and placed the net proceeds of $7.4 million in the Trust Account.
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

F -
7

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
These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination. Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.
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

F -
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
) incorporated and existing under the laws of Switzerland (“Oculis”). Capitalized terms used in this Annual Report on Form
10-K
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

F -
9

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
PIPE Subscription Agreements
In connection with the foregoing and concurrently with the execution of the Business Combination Agreement, we entered into subscription agreements with the Initial PIPE Investors (the “Initial Subscription Agreements”), pursuant to which the Initial PIPE Investors have agreed to purchase from us, severally and not jointly, and we have agreed to issue from treasury and sell to the Initial PIPE Investors, a number of shares of
EBAC Class A Common Stock equal to (i) the total subscription amount from the Initial PIPE Investors divided by (ii) $10.00 (the “Initial PIPE Financing”). Subsequent to the Initial PIPE Financing, on January 26, 2023, EBAC entered into subscription agreements (the “Subsequent Subscription Agreements”, and together with the Initial Subscription Agreements, the “Subscription Agreements”) with certain subscribers (the “Subsequent PIPE Investors”, and together with the Initial PIPE Investors, the “PIPE Investors”), pursuant to which the Subsequent PIPE Investors have agreed to subscribe for, and we have agreed to issue to the Subsequent Subscribers, an aggregate of 788,500 EBAC Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $7,885,000 (the “Subsequent PIPE Financing”, and together with the Initial PIPE Financing, the “PIPE Financing”). The aggregate amount of EBAC shares of
Class A Common Stock to be issued pursuant to the PIPE Financing is 7,118,891 shares for aggregate gross proceeds of $71,188,910. The shares of EBAC Class A Common Stock to be issued from treasury pursuant to the Subscription Agreements have not been registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act (as defined below). Upon the Acquisition Closing, New Parent will grant the PIPE Investors certain customary registration rights in connection with the PIPE Financing, including demand and piggyback rights, as set forth in the Non-Redemption Agreements (as defined below). The PIPE Financing is contingent upon, among other things, the Acquisition Closing.
Convertible Loan Agreement
In connection with the execution of the Business Combination Agreement, Oculis entered into a convertible loan agreement (the “
Convertible Loan Agreement
”
) with certain of its existing equity holders (the “
Lenders
”). Pursuant to the Convertible Loan Agreement, the Lenders grant Oculis a right to receive a convertible loan with certain conversion rights, in an aggregate amount of
$12,670,000. Following the Second Merger Effective Time, it is the intent of the parties thereto that New Parent shall assume the Convertible Loan Agreement, and that immediately after such assumption but before the Company Share Contribution, the Lenders will exercise their conversion rights in exchange for New Parent Shares at $10 per share.
Non-Redemption Agreements
Concurrently with the execution of the Business Combination Agreement, certain shareholders of EBAC (the “
EBAC Voting Shareholders
”) entered into non-redemption agreements (the “
Non-Redemption Agreements
”) with EBAC and Sponsor.
Pursuant to the Non-Redemption Agreements, each EBAC Voting Shareholder agreed for the benefit of EBAC to not redeem and to vote all of their EBAC ordinary shares now owned or hereafter acquired (the “
Subject EBAC Equity Securities
”),
representing 700,789
EBAC ordinary shares in the aggregate, in favor of the transaction proposals. In connection with these commitments from the EBAC Voting Shareholders, Sponsor has agreed to transfer to each Investor one New Parent Share for every ten EBAC ordinary shares owned by such investor (for a total of 70,789 New Parent Shares), on or promptly following the Acquisition Closing Date. The EBAC Voting Shareholders also each agreed to a lock-up to not transfer any Subject EBAC Equity Securities for a period of 90 calendar days after the Acquisition Closing Date.
Oculis Shareholder Support Agreements
Concurrently with the execution of the Business Combination Agreement, certain equityholders of Oculis (the “
Oculis Supporting Members
”) entered into a support agreement (the “
Oculis Shareholder Support Agreement
”) in favor of EBAC and Oculis and their respective successors.
In the Oculis Shareholder Support Agreement, the Oculis Supporting Members agreed to, among other things (i) vote to adopt the Business Combination Agreement and approve and consent to the consummation of the Transactions, (ii) waive any rights of appraisal or dissenter’s rights and (iii) provide a release of claims against Oculis and its Subsidiaries.
Sponsor Letter Agreement
Concurrently with the execution of the Business Combination Agreement, the Sponsor entered into a letter agreement (the “
Sponsor Letter Agreement
”) with EBAC and Oculis pursuant to which the Sponsor agreed, among other things, to (i) vote all of the EBAC Common Stock it beneficially owns in favor of the Business Combination and related transactions and to take certain other actions in support of the Business Combination Agreement and related transactions, (ii) not transfer its shares of EBAC Common Stock and EBAC Warrants, in each case until the consummation of the Acquisition Closing (subject to certain customary exceptions), (iii) waive certain anti-dilution adjustments and (iv) waive certain redemption rights.
Amended and Restated Registration Rights and Lock-Up Agreement
On the Acquisition Closing Date, the Sponsor and certain shareholders of Oculis (the “
Holders
”) and New Parent will enter into an amended and restated registration rights agreement (see Note 5) and lock-up agreement (the “
Amended and Restated Registration Rights and Lock-Up Agreement
”) pursuant to which, among other things, certain shareholders of New Parent will be granted certain customary demand and “piggy-back” registration rights with respect to their respective New Parent Shares.
The Amended and Restated Registration Rights and Lock-Up Agreement will contain certain restrictions on transfer of New Parent Shares and other Registrable Securities (as defined therein) to be held by the Holders immediately following the Acquisition Closing (the “
Lock-up Securities
”). Such restrictions begin on the Acquisition Closing Date and end on the earlier of (x) (i) for the Sponsor the 270 days after the Acquisition Closing Date and (ii) for the rest of the Holders 180 days from the Acquisition Closing Date and (y) the last reported trading price of the New Parent Shares on Nasdaq exceeds $15.00 for 20 trading days within any 30 trading day period commencing at least 150 days after the Acquisition Closing Date.
Registration Statements on Form
F-4
New Parent initially filed a Registration Statement on Form

with the SEC on November 7, 2022, in connection with the registration under the Securities Act of the shares of the New Parent’s ordinary shares and warrants to be issued in connection with the transactions contemplated in the Business Combination Agreement. The Registration Statement was declared effective by the SEC on February 3, 2023.
Liquidity and Going Concern
As of December 31, 2022, the Company had approximately $308,000 in their operating bank account and working capital deficit of approximately
$
406,000

(not taking into account approximately $33,000 in tax obligations that may be paid using investment income classified in the Trust Account).
The Company’s liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $300,000 under the Note (see Note 4). We repaid the Note in full on March 22, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were no
amounts outstanding under Working Capital Loans.
On February 13, 2023, the Company issued an unsecured promissory note (the “
Note
”) in the amount of up to $750,000 to MRMJ Holding B.V., an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes. The Note bears no interest and is payable in full in cash upon the earlier to occur of
(i) March 18, 2023 or (ii) the consummation of the Company’s initial business combination. No portion of the Note is convertible into any securities, including warrants, of the Company or any affiliate thereof. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On February 14, 2023, the Company drew $500,000 on the Note.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not believe the current cash on hand will be sufficient to cover obligations that come due within one year of the issuance of these consolidated financial statements. Management has determined that the liquidity condition and the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before March 18, 2023, raise substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned

F -
10

activities and complete the proposed business combination on or prior to March 18, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 18, 2023. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (see Note 1). All significant intercompany accounts and transactions have been eliminated in consolidation.
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
This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

F -
11

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company did not have any cash equivalents.
Foreign currency
The reporting currency of the Company is the U.S. Dollar and the accompanying consolidated financial statements have been expressed in U.S. Dollar. The Company’s subsidiaries maintains its books and records in its local currency, Euro, which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with FASB ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not U.S. Dollar are translated into U.S. Dollar, using the exchange rate on the balance sheet date. Expenses are translated at average rates prevailing during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions and asset and libility balances denominated in a currency other than the functional currency are included in the results of operations as incurred.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and cash held in Trust Account. At December 31, 2022 and 2021, the Company has not experienced losses on these accounts.
Investments Held in Trust Account
The Company’s portfolio of investments, as of December 31, 2022 and 2021 is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of mutual funds, the investments are recognized at fair value. Trading securities and investments in mutual funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Through December 31, 2022, no amounts have been withdrawn from the Trust Account to pay taxes.
Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement” equal or approximate the carrying amounts represented in the consolidated balance sheets.
Fair Value Measurement
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

F -
12

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
“Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC
815-40”).
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period. The 4,251,595 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 151,699 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model (see Note 9). For periods subsequent to the detachment of the Public Warrants from the Units, on May 13, 2021, the fair value of the Public Warrants is based on the observable listed price for such warrants. Since the Private Placement Warrants have substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

F -
13

occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Accordingly,
12,754,784
Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s consolidated balance sheets.
The Company has elected to initially recognize changes in redemption value immediately as they occur and subsequently adjusts (for interest income, net of dissolution expenses) the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital (if available) and accumulated deficit. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 4,403,294

Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share, related to the public warrants and private placement warrants, for the year ended December 31, 2022 and for the period from January 8, 2021 (inception) through December 31, 2021. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

F -
14

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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Year Ended December 31, 2022		For The Period From January 8, 2021 (Inception) Through December 31, 2021
	Class A	Class A Non-redeemable and Class B	Class A	Class A Non-redeemable and Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$266,703	$76,192	$1,108,197	$370,475
Allocation of net income, diluted	$266,703	$76,192	$1,103,709	$374,963
Denominator:
Basic weighted average ordinary shares outstanding	12,754,784	3,643,792	10,199,476	3,409,725
Diluted weighted average ordinary shares outstanding	12,754,784	3,643,792	10,199,476	3,465,069

Basic net income per ordinary share	$0.02	$0.02	$0.11	$0.11

Diluted net income per ordinary share	$0.02	$0.02	$0.11	$0.11

Recent Accounting Standards
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.
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

F -
15

Each Unit consists of one Class A ordinary share, and
one-third
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share
, subject
to adjustment (see Note 8). On April 29, 2021, the Underwriters partially exercised the Over-allotment Option to purchase an additional
754,784
units (the “Option Units”).
Each Option Unit consists of one Class A Ordinary Share and
one-third
of one Warrant
. On May 3, 2021, the Company completed the sale of the Option Units to Underwriters for net proceeds of $
7,396,883
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
The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.
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

F -
16

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
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, administrative and support services provided to the Company in the amount of $20,000 per month. Such agreement was terminated as of October 17, 2022. For the year ended December 31, 2022 and for the period from January 8, 2021 (inception) through December 31, 2021, the Company incurred approximately $191,000 and $188,000 of such fees, which are recognized in general and administrative expenses-related party, in the accompanying consolidated statements of operations, respectively. As of December 31, 2022 and 2021, there was $197,000 and $0 of such fees in accounts payable on the consolidated balance sheets, respectively.
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

F -
17

Note 5—Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Units, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements. As discussed below, this agreement was modified in connection with the Business Combination Agreement.
Amended and Restated Registration Rights and Lock-Up Agreement
On the Acquisition Closing Date, the Sponsor and certain shareholders of Oculis and New Parent will enter into an amended and restated registration rights agreement and lock-up agreement (the “Amended and Restated Registration Rights and Lock-Up Agreement”) pursuant to which, among other things, certain shareholders of New Parent will be granted certain customary demand and “piggy-back” registration rights with respect to their respective New Parent Shares. The Amended and Restated Registration Rights and Lock-Up Agreement will contain certain restrictions on transfer of New Parent Shares and other Registrable Securities (as defined therein) to be held by the Holders immediately following the Acquisition Closing (the “Lock-up Securities”). Such restrictions begin on the Acquisition Closing Date and end on the earlier of (x) (i) for the Sponsor the 270 days after the Acquisition Closing Date and (ii) for the rest of the Holders 180 days from the Acquisition Closing Date and (y) the last reported trading price of the New Parent Shares on Nasdaq exceeds $15.00 for 20 trading days within any 30 trading day period commencing at least 150 days after the Acquisition Closing Date.
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
The Company has determined that the accounting for this arrangement is outside the scope of ASC 842, “Leases,” due to its short-term nature.
Lease Agreement
On October 14, 2022, the Company executed a lease agreement with Oculis SA, subleasing office space of approximately 12 square meter space in Lausanne, Switzerland. The lease calls for monthly minimum lease payments and other charges of approximately CHF 535 during the term of the sublease, which ends on June 30, 2023. For the year ended December 31, 2022 and for the period from January 8, 2021 (inception) through December 31, 2021, the Company incurred approximately $2,100 and $0
, respectively, in rental lease expenses. The Company has determined that the accounting for this arrangement is outside the scope of ASC 842. “Leases”, due to its short term nature.
Note 6
—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 12,754,784 Class A ordinary shares were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$127,547,840
Less:
Fair value of Public Warrants at issuance	(5,331,850)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,214,179)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption amount	12,546,029
Class A ordinary shares subject to possible redemption, December 31, 2021	127,547,840
Subsequent remeasurement of Class A ordinary shares subject to possible redemption amount	1,715,355

Class A ordinary shares subject to possible redemption, December 31, 2022	$129,263,195

F -
18

Note 7—Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 13,209,880 Class A ordinary shares issued and outstanding, of which 12,754,784 shares were subject to possible redemption and are classified as temporary equity (see Note 6).
Class B Ordinary Shares-
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, the Company had 3,188,696 Class B ordinary shares issued and outstanding (See Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares underlying the Private Placement Units) upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Company’s Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

However, in connection with the Sponsor Support Agreement entered into with EBAC, the Sponsor and Oculis in connection with the Business Combination Agreement, the Sponsor has agreed to waive certain of these anti-dilution adjustments, contingent upon and effective as of the Acquisition Closing.
Note 8—Derivative Warrant Liabilities
As of December 31, 2022 and 2021, the Company had 4,251,595 Public Warrants and 151,699 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect
s
, the Company will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

F -
19

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

F -
20

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
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$129,396,138	$—	$—
Liabilities:
Derivative warrant liabilities – Public warrants	$1,275,480	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$45,510	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Investments held in Trust Account – Money Market Funds	$127,556,289	$—	$—
Liabilities:
Derivative warrant liabilities – Public warrants	$2,550,960	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$91,020	$—

F -
2
1

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
The Company utilized a Monte-Carlo simulation to estimate the fair value of the Public and Private Placement Warrants at the issuance dates, and as of March 31, 2021, when the Public and Private Placement Warrants were held at Level 3. For the year ended December 31, 2022 and for the period from January 8, 2021 (inception) through December 31, 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $1.3 million and $2.9 million, respectively, which is presented in the accompanying consolidated statements of operations.
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 8, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 8, 2021 (inception)	$—
Issuance of Public and Private Placement Warrants	5,229,200
Issuance of Public Warrants—over-allotment	291,850
Issuance of Private Placement Warrants—over-allotment	5,840
Transfer of Public Warrants to Level 1	(4,691,850)
Transfer of Private Placement Warrants to Level 2	(171,570)
Change in fair value of derivative warrant liabilities	(663,470)

Derivative warrant liabilities at December 31, 2021	$—

Note 10—Revision
 of Previously Reported Unaudited Condensed Financial Statements Subsequent to the Filing of Form
10-Q
for the Quarterly Period Ended September 30, 2022
Subsequent to the filing of Form
10-Q
for the quarterly period ended September 30, 2022, the Company identified an immaterial error in the reported weighted average shares outstanding and the allocation of net income (loss) for each class of share in the unaudited condensed financial statements included in the September 30, 2022 quarterly report in the Company’s Form
10-Q
filed with the SEC on November 14, 2022. The Company incorrectly included 455,096 and 347,500 non-redeemable
Class A ordinary shares in the weighted average shares outstanding of Class A ordinary shares subject to possible redemption for the periods discussed below. This error impacted the weighted average shares outstanding presented in the statements of operations for the three months ended September 30, 2021, the nine months ended September 30, 2022 and for the period from January 8, 2021 (inception) through September 30, 2021, and the net income (loss) per ordinary share disclosure in Note 2 of the Form
10-Q
for these periods. The error also impacted the income (loss) allocable to each class of equity presented in the disclosure for these periods, but it did not impact the reported income (loss) per share amounts for any of the periods presented.

The Company also identified certain typographical errors in previously reported (1) Weighted average shares outstanding of non-redeemable
Class A ordinary shares and Class B ordinary shares, basic, and the corresponding diluted weighted average shares amounts for the period from January 8, 2021 (inception) through September 30, 2021, and (2) Allocation of net income (loss), basic, Class A non-redeemable
and Class B ordinary shares, and the corresponding diluted allocation of net income (loss) amounts for the nine months ended September 30, 2022.
The unaudited condensed financial statements for the periods described above will be revised to correct these immaterial errors. The impact of these revisions is presented below:

	For The Three Months Ended September 30, 2021
	As Previously Reported	Adjustment	As Revised
Allocation of net income (loss), basic, Class A ordinary shares	$967,783	$(33,339)	$934,444
Allocation of net income (loss), diluted, Class A ordinary shares	$967,783	$(33,339)	$934,444
Allocation of net income (loss), basic, Class A non-redeemable and Class B ordinary shares	$233,611	$33,339	$266,950
Allocation of net income (loss), diluted, Class A non-redeemable and Class B ordinary shares	$233,611	$33,339	$266,950
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	13,209,880	(455,096)	12,754,784
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.07	—	$0.07
Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares, basic	3,188,696	455,096	3,643,792
Basic net income (loss) per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.07	—	$0.07
Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares, diluted	3,188,696	455,096	3,643,792
Diluted net income (loss) per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.07	—	$0.07

	For The Nine Months Ended September 30, 2022						For the Period From January 8, 2021 (inception) through September 30, 2021
	As Previously Reported		Adjustment	As Revised	As Previously Reported		Adjustment	As Revised

Allocation of net income (loss), basic, Class A ordinary shares	$1,156,531		$(136,397)	$1,020,134	$1,472,772		$(51,041)	$1,421,731
Allocation of net income (loss), diluted, Class A ordinary shares	$1,156,531		$(136,397)	$1,020,134	$1,464,147		$(50,742)	$1,413,405
Allocation of net income (loss), basic, Class A non-redeemable and Class B ordinary shares	$2,550	(2)	$288,880	$291,430	$456,986		$51,041	$508,027
Allocation of net income (loss), diluted, Class A non-redeemable and Class B ordinary shares	$2,550	(2)	$288,880	$291,430	$465,611		$50,742	$516,353
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	13,209,880		(455,096)	12,754,784	10,027,078		(347,500)	9,679,578
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.08		$—	$0.08	$0.15		$—	$0.15
Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares, basic	3,188,696		455,096	3,643,792	33,111,301	(1)	(29,652,502)	3,458,799
Basic net income (loss) per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.08		$—	$0.08	$0.15		$—	$0.15
Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares, diluted	3,188,696		455,096	3,643,792	33,188,696	(1)	(29,652,502)	3,536,194
Diluted net income (loss) per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.08		$—	$0.08	$0.15		$—	$0.15

F -
23

(1)
Typographical errors being corrected in relation to the weighted average shares outstanding of non-redeemable
Class A ordinary shares and Class B ordinary shares, basic, and the corresponding diluted amounts.

(2)
Typographical errors being corrected in relation to the allocation of net income (loss), basic, Class A non-redeemable
and Class B ordinary shares, and the corresponding diluted allocation of net income (loss) amounts.

Note 11—Subsequent Events
The Company has evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
In connection with the execution of the Business Combination Agreement, we entered into subscription agreements with the Initial PIPE Investors (the “Initial Subscription Agreements”), pursuant to which the Initial PIPE Investors have agreed to purchase from us, severally and not jointly, and we have agreed to issue from treasury and sell to the Initial PIPE Investors, a number of EBAC Class A Common Stock equal to (i) the total subscription amount from the Initial PIPE Investors divided by (ii) $10.00 (the “Initial PIPE Financing”). Subsequent to the Initial PIPE Financing, on January 26, 2023, EBAC entered into subscription agreements (the “Subsequent Subscription Agreements”, and together with the Initial Subscription Agreements, the “Subscription Agreements”) with certain subscribers (the “Subsequent PIPE Investors”, and together with the Initial PIPE Investors, the “PIPE Investors”), pursuant to which the Subsequent PIPE Investors have agreed to subscribe for, and we have agreed to issue to the Subsequent Subscribers, an aggregate of 788,500 EBAC Class A Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $7,885,000 (the “Subsequent PIPE Financing”, and together with the Initial PIPE Financing, the “PIPE Financing”). The aggregate amount of EBAC Class A Common Stock to be issued pursuant to the PIPE Financing is 7,118,891 shares for aggregate gross proceeds of $71,188,910 (See Note 1).
On February 3, 2023, the Company filed with the SEC its definitive proxy statement on Schedule 14A to announce its intention to hold a special meeting of shareholders to be held on February 28, 2023 to approve the transactions contemplated by the Business Combination Agreement.
On February 13, 2023, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $750,000 to MRMJ Holding B.V., an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes. The Note bears no interest and is payable in full in cash upon the earlier to occur of (i) March 18, 2023 or
(ii) the consummation of the Company’s initial business combination. No portion of the Note is convertible into any securities, including warrants, of the Company or any affiliate thereof. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On February 14, 2023, the Company drew $500,000 on the Note.
On February 15, 2023, the Company entered into (i) a loan agreement (“
Loan 1
”) with Oculis in the amount of CHF 100,000.00 (“
Loan Amount 1
”) and (ii) a loan agreement (“
Loan 2
,” and together with Loan 1, the “
Loan
”) with Oculis in the amount of CHF 256,921.68 (“
Loan Amount 2
,” and together with Loan Amount 1, the “
Loan Amount
”), pursuant to which Oculis agreed to pay the Loan Amount on behalf of EBAC for the purpose of increasing the initial share capital of Oculis Holding AG in connection with the Company’s previously announced initial business combination. The Loan bears no interest if repaid prior to March 31, 2023 and otherwise will bear interest equal to the minimal interest published as a safe harbor rule by the Swiss Federal Tax Authorities. The Loan is payable in full in cash on March 31, 2023, unless the Company elects to repay at an earlier date.

F -
24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control to ensure all information entered is complete and accurate were not effectively designed or maintained, particularly around the treatment of leases, accounts payable, administrative support agreement, and taxes. This material weakness resulted in the adjustment of the Company’s balance sheet and income statement as of December 31, 2022.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting at December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2022, we have identified a material weakness in our internal control over financial reporting related to the reporting of the accounts payable, accrued expenses, capital taxes, and deferred legal fees. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022. Specifically, the Company’s management has concluded that our controls to ensure all information entered is complete and accurate were not effectively designed or maintained, particularly around the treatment of leases, accounts payable, administrative support agreement, and taxes. This material weakness resulted in the adjustment of the Company’s consolidated financial statements as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REAGRDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Eduardo Bravo Fernandez de Araoz	57	Chief Executive Officer
Koen Sintnicolaas	34	Chief Financial Officer
Martijn Kleijwegt	67	Director
Mark Wegter	53	Director
Volkert Doeksen	59	Director
Onno van de Stolpe	63	Director
Mohammad Sohail Fazeli	58	Director

Eduardo Bravo Fernandez de Araoz

Eduardo Bravo Fernandez de Araoz has served as EBAC’s Chief Executive Officer since EBAC’s inception. From July 2020 to December 2020, Mr. Bravo was Interim Chief Executive Officer of OncoDNA, a cancer theranostic company. From July 2018 to February 2020, Mr. Bravo served Chief Executive Officer of Nordic Nanovector, a radiopharmaceutical company. Prior to joining Nordic Nanovector, Mr. Bravo was CEO of TiGenix, a cell therapy company from 2011 until June 2018. Mr. Bravo serves on the board of Ariceum Therapeutics GmbH since November 2021 to the present. Mr. Bravo has a MSc in Business Administration from CUNEF (1988) and an MBA from INSEAD (1991). EBAC believes that Mr. Bravo’s experience as an executive at leading biotechnology businesses make him well qualified to serve on EBAC’s management team.

Koen Sintnicolaas

Koen Sintnicolaas has served as EBAC’s Chief Financial Officer since EBAC’s inception. From July 2016 to the present, Mr. Sintnicolaas is the Business Controller of EQT Life Sciences (f/k/a Life Science Partners) and one of Europe’s largest and most experienced healthcare investment firms. From June 2013 to June 2016, Mr. Sintnicolaas served as Business Controller of Fetim Group, an international trading company. Mr. Sintnicolaas has a MSc in Financial Economics from the Erasmus University and a post-graduate Business Analytics & Data Science degree from the Vrije Universiteit. EBAC believes that Mr. Sintnicolaas’ experience as a business controller at leading investment and international trading firms make him well qualified to serve on EBAC’s management team.

Martijn Kleijwegt

Martijn Kleijwegt has been a member and the Chairman of the Board since EBAC’s inception. Mr. Kleijwegt founded LSP in 1998 and is currently a partner at EQT Life Sciences (f/k/a Life Science Partners). Mr. Kleijwegt brings over 30 years of hands-on finance and investment experience to EBAC. Mr. Kleijwegt currently serves on the boards of Vico Therapeutics, A-M Pharma and Oxthera. Mr. Kleijwegt has a master’s degree in Economics from Amsterdam University. EBAC believes that Mr. Kleijwegt’s experience in healthcare investments make him well qualified to serve as a director.

Mark Wegter

Mark Wegter has been a member of the Board since EBAC’s inception. Mr. Wegter joined LSP in 1998 and is a partner at EQT Life Sciences (f/k/a Life Science Partners). For the first ten years at LSP, Mr. Wegter was actively involved in raising and managing Life Sciences Partners’ private equity funds, taking co-responsibility for the entire investment process, from deal sourcing to actively supporting the growth and exit of a number of Life Sciences Partners’ portfolio companies, as non-executive director and Life Science Partners investor representative. This included both private and public companies in countries such as the Netherlands, Belgium, Germany, the UK and Switzerland. As of early 2008, Mr. Wegter started Life Sciences Partners’ public equity investment franchise, building it to become a second business line next to Life Sciences Partners’ existing private equity franchise. Prior to joining LSP, Mr. Wegter worked as a Senior Analyst at ING Corporate and Investment Banking. Mr. Wegter brings 25 years of hands-on finance and investment experience to EBAC. Mr. Wegter has a master’s degree in Business Economics from the Erasmus University of Rotterdam. EBAC believes Mr. Wegter’s experience in healthcare investments make him well qualified to serve as a director.

Volkert Doeksen

Volkert Doeksen has been a member of the Board since EBAC’s initial public offering. Mr. Doeksen is a private equity investor and founder of AlpInvest Partners (originally NIB Capital), one of the largest private equity investments managers globally. AlpInvest has committed over $70 billion to investments since 2000. From 2000 until 2015, he served as CEO and Chairman of the Board and the investment committee of AlpInvest, which has offices in Amsterdam, Hong Kong and New York. From 2015 until 2019, Mr. Doeksen was Vice Chairman of Carlyle Solutions Group and later on Senior Advisor to The Carlyle Group. Prior to founding AlpInvest, Mr. Doeksen was a director of Dresdner Kleinwort Benson (today “DKB”), managing over $3 billion of private equity investments. From 1992 to 1994, Mr. Doeksen served as head of the bank’s Benelux region, based in the firm’s London office. In 1994, he moved to New York to head up DKB’s private equity investments, including U.S. leveraged buyouts, mezzanine debt and fund of funds. Prior to DKB, Mr. Doeksen worked as an investment banker focusing on mergers and acquisitions for Dillon Read from 1989 through 1992. He began his career as a financial analyst in corporate finance for Morgan Stanley International in London in 1987. Mr. Doeksen received his Master in Law Degree from the University of Leiden in 1987. Mr. Doeksen received his Master in Law Degree from the University of Leiden in 1987. Mr. Doeksen also serves as a director of Athora Holdings Ltd., as director of Royal Doeksen B.V., a shipping and ferry company, as a director of Nouryon B.V. and as director of Nobian B.V. EBAC believes Mr. Doeksen’s extensive international experience in private equity investments and his service on the boards of directors makes him well qualified to serve as a director.

Onno van de Stolpe

Onno van de Stolpe has been a member of the Board since EBAC’s initial public offering. Mr. van de Stolpe founded Galapagos NV in 1999 and had served as Chief Executive Officer and member of its board of directors from 1999 to April 2022. From 1998 to 1999, he was the managing director of Genomics at IntroGene B.V. (later Crucell N.V., which was acquired by Johnson & Johnson Services, Inc. in 2011). Prior to joining IntroGene in 1998, he was managing director of Molecular Probes Europe B.V. He established this European headquarters after joining Molecular Probes, Inc. in the United States. Previously, from 1990 to 1995, Mr. van de Stolpe worked for The Netherlands Foreign Investment Agency in California, where he was responsible for recruiting biotechnology and medical device companies to locate in the Netherlands. Mr. van de Stolpe started his career in 1987 as Manager of Business Development at MOGEN International N.V. in Leiden until 1990. He received an MSc degree from Wageningen University in 1987. Mr. van de Stolpe currently also serves as a member of the Board of Directors of Leyden Laboratories B.V. and Stichting African Parks Foundation. He is nominated for Chairman of the Board of Protix B.V. EBAC believes that Mr. van de Stolpe is qualified to serve on the Board because of his extensive international experience in biotechnology, private equity and mergers and acquisitions, and his service on the boards of directors of biopharmaceutical companies.

Mohammad Sohail Fazeli

Mohammad Sohail Fazeli has been a member of the Board since March 18, 2021. Mr. Fazeli is a Senior Pharma Analyst and Head of Research EMEA at Bloomberg Intelligence, London. From 2005 to 2010, Mr. Fazeli worked as Senior Biotech Analyst and Head of Research EMEA at Piper Jaffray (currently doing business as Piper Sandler & Co.) in London. From 2003 to 2005, Mr. Fazeli worked as Senior Biotech Analyst at Nomura International in

London. From 2000 to 2003, Mr. Fazeli worked as a Senior Biotech Analyst at Altium Capital (Apax) in London. From 1999 to 2000, Mr. Fazeli worked as Biotech Analyst Rabobank in London. Mr. Fazeli started his professional career as Biotech Analyst for HSBC James Capel in London from 1998 to 1999. Mr. Fazeli received his Bachelor’s Degree in Pharmacology from the University of Cardiff in 1985. Mr. Fazeli received his Ph.D. in Pharmacology from the University of London in 1989. Mr. Fazeli currently also serves on the board of Arecor Limited and Exonate Limited. EBAC believes Mr. Fazeli’s extensive experience in investment banking and his academic background and expertise in biotechnology make him well qualified to serve as a director.

Number and Terms of Office of Officers and Directors

The Board is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to EBAC’s first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, EBAC is not required to hold an annual meeting until one year after EBAC’s first fiscal year end following EBAC’s listing on the Nasdaq Capital Market. The term of office of the first class of directors, consisting of Onno van de Stolpe, will expire at EBAC’s first annual general meeting. The term of office of the second class of directors, consisting of Volkert Doeksen and Mohammad Sohail Fazeli, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Martijn Kleijwegt and Mark Wegter, will expire at the third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of the founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of the founder shares may remove a member of the board of directors for any reason.

EBAC’s officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. The Board is authorized to appoint persons to the offices set forth in EBAC’s amended and restated memorandum and articles of association as it deems appropriate. EBAC’s amended and restated memorandum and articles of association provide that EBAC’s officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the Board.

Director Independence

Nasdaq listing standards require that a majority of the Board be independent. EBAC has three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. The Board has determined that Volkert Doeksen, Onno van de Stolpe and Mohammad Sohail Fazeli are “independent directors” as defined in the Nasdaq listing standards. EBAC’s independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the Nasdaq Capital Market, we paid an affiliate of the Sponsor $20,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. As of October 17, 2022, such arrangements has been terminated with no further payments or other obligations owed to such affiliate. In addition, the Sponsor, and our officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by EBAC to the Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Committees of the Board

The Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both EBAC’s audit committee and EBAC’s compensation committee are composed solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

Volkert Doeksen, Onno van de Stolpe and Mohammad Sohail Fazeli serve as members of EBAC’s audit committee. The Board has determined that each of Volkert Doeksen, Onno van de Stolpe and Mohammad Sohail Fazeli are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Fazeli serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and the Board has determined that Mr. Fazeli qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with the independent registered public accounting firm regarding, among other issues, audits, and adequacy of EBAC’s accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management EBAC’s compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by the independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by EBAC regarding accounting, internal accounting controls or reports which raise material issues regarding EBAC’s financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of the initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the initial public offering; and

•

reviewing and approving all payments made to EBAC’s existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of EBAC’s audit committee will be reviewed and approved by the Board, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The members of EBAC’s nominating committee are Volkert Doeksen, Onno van de Stolpe and Mohammad Sohail Fazeli. Mr. Doeksen serves as chairman of the nominating committee. Under the Nasdaq listing standards, EBAC is required to have a nominating committee composed entirely of independent directors. The Board has determined that each of Volkert Doeksen, Onno van de Stolpe and Mohammad Sohail Fazeli are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on the Board. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

The members of EBAC’s compensation committee are Volkert Doeksen, Onno van de Stolpe and Mohammad Sohail Fazeli. Mr. Doeksen serves as chairman of the compensation committee.

Under the Nasdaq listing standards, EBAC is required to have a compensation committee composed entirely of independent directors. The Board has determined that each of Volkert Doeksen, Onno van de Stolpe and Mohammad Sohail Fazeli are independent. EBAC adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to EBAC’s Chief Executive Officer’s compensation, evaluating EBAC’s Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of EBAC’s Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of EBAC’s other Section 16 executive officers;

•	reviewing EBAC’s executive compensation policies and plans;

•	implementing and administering EBAC’s incentive compensation equity-based remuneration plans;

•	assisting management in complying with EBAC’s proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for EBAC’s executive officers and employees;

•	producing a report on executive compensation to be included in EBAC’s annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The EBAC compensation committee charter provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Code of Business Conduct and Ethics

EBAC adopted a Code of Ethics applicable to EBAC’s directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in EBAC’s amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of EBAC’s officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including entities that are affiliates of the Sponsor. As a result, if any of EBAC’s officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before EBAC can pursue such opportunity. If these other entities decide to pursue any such opportunity, EBAC may be precluded from pursuing the same. However, EBAC does not expect these duties to materially affect EBAC’s ability to complete a business combination.

Below is a table summarizing the entities to which EBAC’s executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Eduardo Bravo Fernandez de Araoz	Vivet Therapeutics Sutura Therapeutics Engitix Therapeutics Ariceum Therapeutics	Biotechnology Biotechnology Biotechnology Biotechnology	Director Director Director Director

Koen Sintnicolaas	EQT Life Sciences	Biotechnology	Business Controller

Martijn Kleijwegt	AM-Pharma B.V. Vico Therapeutics B.V. OxThera AB LSP Advisory B.V.	Biotechnology Biotechnology Biotechnology Investment management company	Director Director Director Director

Mark Wegter	LSP Advisory B.V.	Investment management company	Director

Volkert Doeksen	Nobian B.V. Royal Doeksen B.V. Stichting DUX Athora Holdings Ltd. Nouryon B.V.	Chemicals Shipping and ferry services Charity Insurance and reinsurance Chemicals	Director Director Director Director Director

Onno van de Stolpe	Galapagos NV	Biotechnology	Director

	Leyden Laboratories B.V.	Biotechnology	Director

	Stichting African Parks Foundation	Charity	Director

Mohammad Sohail Fazeli	Arecor Ltd Exonate Ltd	Biotechnology Biotechnology	Director Director

Potential investors should also be aware of the following other potential conflicts of interest:

•

EBAC’s executive officers and directors are not required to, and will not, commit their full time to EBAC’s affairs, which may result in a conflict of interest in allocating their time between EBAC’s operations and EBAC’s search for a business combination and their other businesses. EBAC currently does not have and does not intend to have any full-time employees prior to the completion of a business combination. Each of EBAC’s executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and EBAC executive officers are not obligated to contribute any specific number of hours per week to EBAC affairs.

•

EBAC’s Sponsor and each member of EBAC’s management team have entered into an agreement with EBAC, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of an initial business combination and (ii) a shareholder vote to approve the Existing Government Documents (a) that would modify the substance or timing of EBAC’s obligation to provide holders of EBAC Class A Common Stock the right to have their shares redeemed in connection with an initial business combination or to redeem 100% of EBAC’s public shares if EBAC does not complete an initial business combination within the Combination Period or (b) with respect to any other provision relating to the rights of holders of EBAC Class A Common Stock (including extending the deadline for completing EBAC’s Business Combination). Additionally, the Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the

Combination Period, the private placement units and the underlying securities will expire worthless. Except as described herein, EBAC’S Sponsor, directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (i) one year after the completion of an initial business combination and (ii) subsequent to a business combination, (a) if the closing price of EBAC Class A Common Stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after EBAC’s initial business combination, or (b) the date on which EBAC completes a liquidation, merger, share exchange or other similar transaction that results in all of EBAC’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units, the private placement shares, the EBAC Private Placement Warrants and the EBAC Class A Common Stock underlying such warrants, will not be transferable until 30 days following the completion of an initial business combination. Because each of EBAC’s executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate EBAC’s business combination.

In no event will the Sponsor or any of EBAC’s existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee, or other compensation prior to, or for any services they render, in order to effectuate the completion of an initial business combination. Further, as of May 21, 2021, EBAC reimburses an affiliate of the Sponsor for office space, administrative, and support services. As of October 17, 2022, such arrangements has been terminated with no further payments or other obligations owed to such affiliate.

EBAC cannot assure you that any of the above mentioned conflicts will be resolved in EBAC’s favor.

The Sponsor and each member of EBAC’s management team have agreed to vote their founder shares and public shares in favor of the Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s constitutive documents may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. EBAC’s amended and restated memorandum and articles of association provide for indemnification of EBAC’s officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. EBAC entered into agreements with EBAC’s directors and officers to provide contractual indemnification in addition to the indemnification provided for in EBAC’s amended and restated memorandum and articles of association. EBAC purchased a policy of directors’ and officers’ liability insurance that insures EBAC’s officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against EBAC’s obligations to indemnify EBAC’s officers and directors. EBAC also entered into indemnity agreements with them.

EBAC’s officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to EBAC and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by EBAC if (i) EBAC has sufficient funds outside of the Trust Account or (ii) EBAC consummates a business combination.

EBAC’s indemnification obligations may discourage shareholders from bringing a lawsuit against EBAC’s officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against EBAC’s officers and directors, even though such an action, if successful, might otherwise benefit EBAC and EBAC Shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent EBAC pays the costs of settlement and damage awards against EBAC’s officers and directors pursuant to these indemnification provisions.

EBAC believes that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we agreed to pay our sponsor $20,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. As of October 17, 2022, such arrangements has been terminated with no further payments or other obligations owed to such affiliate. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 24, 2023, by:

•	each person known by us to be a beneficial owner of more than 5% of our issued and ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and each of our officers and directors; and

•	all our executive officers and directors as a group.

The following table is based on 16,398,576 ordinary shares outstanding at February 24, 2023 of which 13,209,880 were Class A ordinary shares and 3,188,696 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

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

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See Item 13—“Certain Relationships and Related Transactions, and Director Independence-Related Party Policy” for additional information regarding our relationships with our promoters.

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

Registration Rights

The holders of the founder shares, private placement units, private placement warrants, Class A ordinary shares underlying the private placement warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of this offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the founder shares, as described in the following paragraph, and (ii) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell (i) their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their private placement units, private placement shares, private placement warrants and Class A ordinary shares issued upon conversion or exercise thereof until 30 days after the completion of our initial business combination. Any permitted transferees will be subject to the same restrictions and other agreements of our sponsor with respect to any founder shares, private placement units, private placement shares, private placement warrants and Class A ordinary shares issued upon conversion or exercise thereof. We refer to such transfer restrictions throughout this Annual Report as the lock-up. In addition, pursuant to the registration and shareholder rights agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement. This agreement was modified in connection with the Business Combination Agreement.

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

As of December 31, 2022, the Sponsor held 3,138,696 Founder Shares.

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

On February 13, 2023, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $750,000 to MRMJ Holding B.V., an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes. The Note bears no interest and is payable in full in cash upon the earlier to occur of (i) March 18, 2023 or (ii) the consummation of the Company’s initial business combination. No portion of the Note is convertible into any securities, including warrants, of the Company or any affiliate thereof. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On February 14, 2023, the Company drew $500,000 on the Note.

On February 15, 2023, the Company entered into (i) a loan agreement (“Loan 1”) with Oculis in the amount of CHF 100,000.00 (“Loan Amount 1”) and (ii) a loan agreement (“Loan 2,” and together with Loan 1, the “Loan”) with Oculis in the amount of CHF 256,921.68 (“Loan Amount 2,” and together with Loan Amount 1, the “Loan Amount”), pursuant to which Oculis agreed to pay the Loan Amount on behalf of EBAC for the purpose of increasing the initial share capital of Oculis Holding AG in connection with the Company’s previously announced initial business combination. The Loan bears no interest if repaid prior to March 31, 2023 and otherwise will bear interest equal to the minimal interest published as a safe harbor rule by the Swiss Federal Tax Authorities. The Loan is payable in full in cash on March 31, 2023, unless the Company elects to repay at an earlier date.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022 and for the period from January 8, 2021 (inception) through December 31, 2021, the Company incurred approximately $191,000 and $188,000 of such fees, respectively which are recognized in general and administrative expenses-related party, in the accompanying statement of operations. As of December 31, 2022, there was approximately $197,000 of such fees in accounts payable on the consolidated balance sheet. Such agreement was terminated as of October 17, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Year Ended December 31, 2022	For The Period From January 8, 2021 (Inception) Through December 31, 2021
Audit Fees (1)	$181,692	$114,480
Audit Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

Total	$181,692	$114,480

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

2.1	Business Combination Agreement, dated October 17, 2022 by and among the Company and Oculis S.A. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on October 17, 2022.

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on March 18, 2021.

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (333-253220), filed with the SEC on March 4, 2021.

4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (File 333-253220), filed with the SEC on March 4, 2021.

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (File 333-253220), filed with the SEC on March 4, 2021.

4.4	Warrant Agreement, dated March 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on March 18, 2021.

4.5	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-40211), filed with the SEC on March 31, 2021.

10.1	A Letter Agreement, dated March 15, 2021, among the Company and its officers, certain of its directors and LSP Sponsor EBAC B.V. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on March 18, 2021.

10.2	Investment Management Trust Agreement, dated March 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on March 18, 2021.

10.3	Registration Rights and Shareholder Agreement, dated March 15, 2021, between the Company and certain security holders (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on March 18, 2021.

10.4	Administrative Services Agreement, dated March 15, 2021, between the Company and LSP Sponsor EBAC B.V. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on March 18, 2021.

10.5	Private Placement Units Purchase Agreement, dated March 15, 2021, between the Company and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on March 18, 2021.

10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File 333-253220), filed with the SEC on March 4. 2021.

10.7	A Letter Agreement, dated March 18, 2021, among the Company, Mohammad Sohail Fazeli and LSP Sponsor EBAC B.V. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on March 18, 2021.

10.8	Form of PIPE Subscription Agreement by and among the Company and certain investors party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on October 17, 2022.

10.9	Convertible Loan Agreement, dated October 17, 2022 by and among Oculis and certain shareholders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on October 17, 2022.

10.10	Form of Shareholder Non-Redemption Agreement, by and among Sponsor and certain investors party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on October 17, 2022.

10.11	Oculis Shareholder Support Agreement, dated October 17, 2022 by and among Oculis, the Company and other parties thereto (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on October 17, 2022.

10.12	Sponsor Support Agreement, dated October 17, 2022 by and among Sponsor, the Company and Oculis (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on October 17, 2022.

10.13	Form of Amended and Restated Registration Rights and Lock-Up Agreement by and among New Parent and the other signatories to be a party thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on October 17, 2022.

10.14	Form of Subsequent PIPE Subscription Agreement by and among the Company and certain investors party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on January 30, 2023.

10.15	Additional Convertible Loan Agreement dated January 26, 2023 by and among Oculis and certain shareholders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40211), filed with the SEC on January 30, 2023.

31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1**	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2**	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2023

EUROPEAN BIOTECH ACQUISITION CORP.

By:	/s/ Eduardo Bravo Fernandez de Araoz
Name: Eduardo Bravo Fernandez de Araoz
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Eduardo Bravo Fernandez de Araoz Eduardo Bravo Fernandez de Araoz	Chief Executive Officer and Director	February 27, 2023

/s/ Koen Sintnicolaas Koen Sintnicolaas	Chief Financial Officer and Director	February 27, 2023

/s/ Martijn Kleijwegt Martijn Kleijwegt	Director	February 27, 2023

/s/ Mark Wegter Mark Wegter	Director	February 27, 2023

/s/ Volkert Doeksen Volkert Doeksen	Director	February 27, 2023

/s/ Onno van de Stolpe Onno van de Stolpe	Director	February 27, 2023

/s/ Mohammad Sohail Fazeli Mohammad Sohail Fazeli	Director	February 27, 2023